Form 10-Q
period 2018-06-30
Veoneer, Inc.
filed 2018-07-27
CIK 1733186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

Commission File No.: 001-38471

Veoneer, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3720890
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Klarabergsviadukten 70, Section C6
Box 13089, SE-103 02
Stockholm, Sweden	N/A
(Address of principal executive offices)	(Zip Code)

+46 8 527 762 00

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☐    No: ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(do not check if smaller reporting company)

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:  ☐    No:  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 20, 2018, there were 87,132,780 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.

Exhibit index located on page number 41

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including without limitation, statements regarding management’s examination of historical operating trends and data, estimates of future sales (including estimates related to order intake), operating margin, cash flow, taxes or other future operating performance or financial results, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words. We have based these forward-looking statements on our current expectations and assumptions and/or data available from third parties about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs.

New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: cyclical nature of automotive sales and production; changes in general industry and market conditions or regional growth or decline; the ability of the Company to achieve the intended benefits from its separation from its former parent; our ability to be awarded new business or loss of business from increased competition; higher raw material, energy and commodity costs; component shortages; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other postretirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; and other risks and uncertainties contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Information Statement included in the current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2018.

For any forward-looking statements contained in this Quarterly Report on Form 10-Q or any other document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we assume no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Veoneer, Inc.

Part I – Financial Information

Item 1 – Condensed Consolidated Financial Statement

Veoneer, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended June 30		Six Months Ended June 30
		2018	2017	2018	2017
Net sales	Note 3	$572	$579	$1,166	$1,162
Cost of sales		(460)	(459)	(943)	(929)
Gross profit		112	120	223	233
Selling, general and administrative expenses		(37)	(26)	(68)	(55)
Research, development and engineering expenses, net		(119)	(102)	(225)	(189)
Amortization of intangibles		(6)	(5)	(11)	(24)
Other income (expense), net		2	1	17	13
Operating loss		(48)	(12)	(64)	(22)
Loss from equity method investment	Note 8	(16)	(8)	(30)	(8)
Interest income		1	-	1	-
Interest expense		(1)	-	(1)	-
Other non-operating items, net		1	1	1	-
Loss before income taxes	Note 14	(63)	(19)	(93)	(30)
Income tax expense	Note 6	(3)	(11)	(10)	(22)
Net loss		$(66)	$(30)	$(103)	$(52)
Less: Net loss attributable to non-controlling interest		(3)	(2)	(8)	(4)
Net loss attributable to controlling interest		$(63)	$(28)	$(95)	$(48)

Net loss per share - basic	Note 13	$(0.72)	$(0.32)	$(1.09)	$(0.55)
Net loss per share - diluted		$(0.72)	$(0.32)	$(1.09)	$(0.55)

Weighted average number of shares outstanding, (in millions)		87.13	87.13	87.13	87.13
Weighted average number of shares outstanding, assuming dilution (in millions)		87.13	87.13	87.13	87.13

See Notes to Unaudited Condensed Consolidated Financial Statements.

Veoneer, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(U.S. DOLLARS IN MILLIONS)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net loss	$(66)	$(30)	$(103)	$(52)
Other comprehensive income (loss), before tax:
Change in cumulative translation adjustment	(15)	5	(4)	15
Net change in cash flow hedges	1	(4)	1	(6)
Pension liability	(1)	-	(1)	-
Other comprehensive income (loss), before tax	(15)	1	(4)	9
Expense for taxes	-	-	-	-
Other comprehensive income (loss), net of tax	(15)	1	(4)	9
Comprehensive loss	$(81)	$(29)	$(107)	$(43)
Less: Comprehensive loss attributable to non-controlling interest	(5)	(1)	(7)	(2)
Comprehensive loss attributable to controlling interest	$(76)	$(28)	$(100)	$(41)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Veoneer, Inc.

Condensed Consolidated Balance Sheets

(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents		$980	$-
Receivables, net		439	460
Inventories, net	Note 7	157	154
Related party receivables	Note 15	71	-
Prepaid expenses and contract assets		29	34
Other current assets		23	-
Total current assets		1,699	648
Property, plant and equipment, net		415	362
Equity method investment		134	98
Goodwill	Note 5	291	292
Intangible assets, net	Note 5	109	122
Deferred tax assets		30	30
Related party notes receivables	Note 15	-	76
Other non-current assets		71	34
Total assets		$2,749	$1,662
Liabilities and equity
Accounts payable		$279	$323
Related party payables	Note 15	47	5
Accrued expenses	Note 9	216	195
Income tax payable		12	41
Other current liabilities		30	26
Total current liabilities		584	590
Related party long-term debt	Note 15	13	62
Pension liability		19	14
Deferred tax liabilities		20	17
Other non-current liabilities		11	22
Total non-current liabilities		63	115
Commitments and contingencies	Note 12
Equity
Common stock		87	-
Additional paid-in capital		1,915	-
Net Former Parent investment		-	844
Accumulated other comprehensive income (loss)		(13)	(8)
Total equity		1,989	836
Non-controlling interest		113	121
Total equity and non-controlling interest		2,102	957
Total liabilities, equity and non-controlling interest		$2,749	$1,662

See Notes to Unaudited Condensed Consolidated Financial Statements.

Veoneer, Inc.

Condensed Consolidated Statements of Changes in Equity (Unaudited)

(U.S. DOLLARS IN MILLIONS)

	Six Months ended
	June 30, 2018
	Equity attributable to
	Common Stock	Additional Paid In Capital	Net Former Parent Investment	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
Balance at beginning of period	$-	$-	$844	$(8)	$121	$957
Comprehensive Income (Loss):
Net loss	-	-	(95)	-	(8)	(103)
Foreign currency translation	-	-	-	(5)	1	(4)
Net change in cash flow hedges	-	-	-	1	-	1
Pension liability	-	-	-	(1)	-	(1)
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with separation	87	1,915	(2,002)			-
Total Comprehensive Income (Loss)	87	1,915	(2,097)	(5)	(7)	(107)
Net transfers from Former Parent	-	-	1,253	-	(1)	1,252
Balance at end of period	$87	$1,915	$-	$(13)	$113	$2,102

	Six Months ended
	June 30, 2017
	Equity attributable to
	Net Former Parent Investment	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$877	$(29)	$242	$1,090
Comprehensive Income (Loss):
Net loss	(48)	-	(4)	(52)
Foreign currency translation	-	13	2	15
Net change in cash flow hedges	-	(6)	-	(6)
Total Comprehensive Income (Loss)	(48)	7	(2)	(43)
Net transfers from Former Parent	179	-	-	179
Balance at end of period	$1,008	$(22)	$240	$1,226

Veoneer, Inc.

Condensed Consolidated Statements of Cash Flow (Unaudited)

(U.S. DOLLARS IN MILLIONS)

	Six Months Ended June 30
	2018	2017
Operating activities
Net loss	$(103)	$(52)
Depreciation and amortization	55	64
Contingent consideration write-down	(14)	(13)
Other, net	3	(20)
Change in operating assets and liabilities:
Accounts payable	(62)	(3)
Related party receivables and payables, net	(31)	3
Income taxes	(29)	3
Accrued expenses	25	(11)
Other current assets and liabilities, net	(20)	6
Receivables, gross	14	(15)
Inventories, gross	(6)	7
Prepaid expenses and contract assets	4	(4)
Net cash used in operating activities	(164)	(35)

Investing activities
Net decrease (increase) in related party notes receivable	76	(7)
Capital expenditures	(71)	(50)
Equity method investment	(71)	(112)
Proceeds from sale of property, plant and equipment	4	5
Net cash used in investing activities	(62)	(164)

Financing activities
Cash provided at separation by Former Parent	980	-
Net transfers from Former Parent	275	179
(Decrease) / increase in related party long-term debt	(49)	20
Net cash provided by financing activities	1,206	199
Effect of exchange rate changes on cash and cash equivalents	-	-
Increase in cash and cash equivalents	980	-
Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$980	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

Veoneer, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(U.S. DOLLARS IN MILLIONS)

1. Basis of Presentation

On June 29, 2018 (the “Distribution Date”), Veoneer, Inc. (“Veoneer” or “the Company”) became an independent, publicly-traded company as a result of the distribution by Autoliv, Inc. (“Autoliv” or “Former Parent”) of 100 percent of the outstanding common stock of Veoneer to the stockholders of Autoliv (the “Spin-Off”). Each Autoliv stockholder and holder of Autoliv’s Swedish Depository Receipts (SDRs) of record as of certain specified dates received one share of Veoneer common stock or one Veoneer SDR, respectively, for every one share of Autoliv common stock or Autoliv SDR held as of a certain date. The Spin-Off was completed on June 29, 2018 in a tax free transaction pursuant to Section 355 of the U.S. Internal Revenue Code.

On July 2, 2018, Veoneer common stock began regular trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “VNE” and Veoneer SDRs began trading on National Association of Securities Dealers (“NASDAQ”) Stockholm under the symbol “VNE-SDB”. Agreements entered into between Veoneer and Autoliv in connection with the Spin-Off govern the relationship between the parties following the Spin-Off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided on a temporary basis between the parties.

In advance of the Spin-Off, Autoliv completed a series of internal transactions, in which Autoliv transferred its Electronics business to Veoneer. These transactions are referred to as the “internal reorganization”. The internal reorganization was completed on April 1, 2018.

Veoneer has three product areas: Active Safety Products (that includes active safety sensors for advanced driver assistance systems, highly automated driving solutions and autonomous driving solutions), Restraint Control Systems, and Brake Systems.

The accompanying Unaudited Condensed Consolidated Financial Statements for all periods presented have been prepared from Autoliv’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Autoliv. Prior to the Spin-Off, Autoliv’s net investment in these operations (Former Parent equity) is shown in lieu of a controlling interest’s equity in the Unaudited Condensed Consolidated Financial Statements. Subsequent to the Spin-Off and the related distribution of shares, Veoneer Common stock, Additional paid-in capital and future income (losses) will be reflected in Retained earnings (Accumulated deficit). Accordingly, for periods prior to June 29, 2018, the Company’s financial statements are presented on a combined basis and for the periods subsequent to June 29, 2018, they are presented on a consolidated basis (all periods hereinafter are referred to as "Consolidated Financial Statements").

The Unaudited Condensed Consolidated Financial Statements include the historical operations, assets, and liabilities that are considered to comprise the Veoneer business. All of the allocations and estimates in the Unaudited Condensed Consolidated Financial Statements are based on assumptions that management of Autoliv and Veoneer believe are reasonable. However, the historical statements of operations, comprehensive loss, balance sheets, and cash flows of Veoneer included herein may not be indicative of what they would have been had Veoneer actually been a stand-alone entity during such periods, nor are they necessarily indicative of Veoneer future results.

The accompanying Unaudited Condensed Consolidated Financial Statements for Veoneer do not include all of the information and notes required by the accounting principles generally accepted in the U.S. (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Veoneer’s Audited Combined Financial Statements for the year ended December 31, 2017 and corresponding notes in the Company’s Information Statemnt included in the current report on Form 8-K filed with the SEC on July 2, 2018. Certain amounts in the prior year’s Condensed Combined Financial Statements and related footnotes thereto have been reclassified to conform to the current year presentation.

2. Summary of Significant Accounting Policies

A summary of significant policies is included in the current report on Form 8-K filed with the SEC on July 2, 2018. Discussion on cash and cash equivalents is included here as an additional significant policy which has become relevant beginning quarter ended June 30, 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. On the Distribution Date, Veoneer held approximately $1 billion of cash and cash equivalents.

New Accounting Standards

Adoption of New Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments in ASU 2018-02 eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in ASU 2018-02 are effective for all entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted ASU 2018-02 as of January 1, 2018 and the adoption did not have a material impact on the Unaudited Condensed Consolidated Financial Statements for any periods presented.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the service cost component to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the Unaudited Condensed Consolidated Statements of Operations separately from the service cost component and outside operating income. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Unaudited Condensed Consolidated Statements of Operations. The Company adopted ASU 2017-07 in the first quarter of 2018 and the adoption did not have a material impact on the Unaudited Condensed Consolidated Financial Statements for any periods presented (see Note 10 Retirement Plans).

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Historical GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Consequently, the amendments in this ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of ASU 2016-16 are intellectual property and property, plant, and equipment. The amendments in ASU 2016-16 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to equity as of the beginning of the period of adoption. The adoption of ASU 2016-16 effective January 1, 2018 did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. In 2016, the FASB issued accounting standard updates to address implementation issues and to clarify guidance in certain areas. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosure around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 effective January 1, 2018 and utilized the modified retrospective (cumulative effect) transition method. The Company applied the modified retrospective transition method through a cumulative adjustment to equity. The adoption of the new revenue standard did not have a material impact on the Company’s net sales, net income, or balance sheet. The table below shows the adjustments made due to ASU 2014-09.

Balance Sheet (Dollars in millions)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Inventories, net	$154	$(5)	$149
Prepaid expenses and contract assets	34	7	41

Equity
Net Former Parent investment	844	1	845

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Income Statement (Dollars in millions)	As Reported	Balances without adoption of ASC 606	Effect of Changes	As Reported	Balances without adoption of ASC 606	Effect of Changes
Net sales	$572	$573	$(1)	$1,166	$1,166	$-
Cost of sales	(460)	(461)	1	(943)	(943)	-
Operating loss	(48)	(48)	-	(64)	(64)	-

	As of June 30, 2018
Balance Sheet (Dollars in millions)	As Reported	Balances without adoption of ASC 606	Effect of Changes
Assets
Inventories, net	$157	$162	$(5)
Prepaid expenses and other current assets	29	22	7

Equity
Additional paid-in capital	1,915	1,914	1

Accounting Standards Issued But Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging (Topic 815), Targeted improvements to accounting for hedging activities. The amendments in ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in ASU 2017-12 modify disclosures required in current GAAP. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. The amendments also require new tabular disclosures related to cumulative basis adjustments for fair value hedges. The amendments in ASU 2017-12 are effective for public business entities for annual period beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the annual period that an entity adopts the amendments in ASU 2017-12. The Company believes that the pending adoption of

ASU 2017-12 will not have a material impact on the Unaudited Condensed Consolidated Financial Statements since the Company closed its cash flow hedges in the first quarter of 2018.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2016-13 on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company intends to adopt ASU 2016- 02 in the annual period beginning January 1, 2019. The Company intends to apply the modified retrospective transition method and elect the transition option to use the effective date January 1, 2019, as the date of initial application. The Company will not adjust its comparative period Financial Statements for effects of the ASU 2016-02, or make the new required lease disclosures for periods before the effective date. The Company will recognize its cumulative effect transition adjustment as of the effective date. The Company’s implementation of this standard includes use of a project management framework that includes a dedicated lead project manager and a cross-functional project steering committee responsible for assessing the impact that the new standard will have on the Company’s accounting, financial statement presentation and disclosure. This team has begun its process to identify leasing arrangements and to compare its accounting policies and practices to the requirements of the new standard. In addition, the Company has selected a new system to assist with lease accounting and has started the implementation. The Company regularly enters into operating leases, for which current GAAP does not require recognition on the balance sheet. The Company anticipates that the adoption of ASU 2016-02 will primarily result in the recognition of most operating leases on its balance sheet resulting in an increase in reported right-of-use assets and leasing liabilities. The Company will continue to assess the impact from the new standard. The Company is continuing to consider control and process changes to capture lease data necessary to apply ASU 2016-02.

3. Revenue

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e. price concessions or annual price adjustments) and estimated at contract inception. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.

In addition, from time to time, Veoneer may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments unless certain criteria are met warranting capitalization. If the payments are capitalized, the amounts are amortized as the related goods are transferred. As of June 30, 2018, and December 31, 2017, the Company capitalized $43 million and $23 million, respectively, in Other non-current assets related to capitalized payments. The Company assesses these amounts for impairment. There was no impairment.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control of a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

Nature of goods and services

The following is a description of principal activities from which the Company generates its revenue. The Company has two operating segments, Electronics and Brake Systems. Electronics includes all of electronics resources and expertise, restraint control systems and active safety products and Brake Systems provides brake control and actuation systems. The principal activities are essentially the same for each of the segments. Both of the segments generate revenue from the sale of production parts to original equipment manufacturers (“OEMs”).

The Company accounts for individual products separately if they are distinct (i.e., if a product is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration, including any price concession or annual price adjustments, is based on their stand-alone selling prices for each of the products. The stand-alone selling prices are determined based on the cost-plus margin approach.

The Company recognizes revenue for production parts primarily at a point in time.

For production parts with revenue recognized at a point in time, the Company recognizes revenue upon shipment to the customers and transfer of title and risk of loss under standard commercial terms (typically F.O.B. shipping point). There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand, which is typical for the automotive industry.

The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e. price concessions or annual price adjustments). Customers typically pay for the production parts based on customary business practices with payment terms averaging 30 days.

Disaggregation of revenue

In the following tables, revenue is disaggregated by primary region and products of revenue recognition.

Net Sales by Region

(Dollars in millions)	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$104	$96	$200	$117	$89	$206
Americas	173	15	188	180	34	214
Europe	184	-	184	160	-	160
Total region sales	461	111	572	457	123	580
Less: intercompany sales	-	-	-	-	(1)	(1)
Total	$461	$111	$572	$457	$122	$579

Net Sales by Region

(Dollars in millions)	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$216	$195	$411	$240	$175	$415
Americas	351	30	381	359	70	429
Europe	374	-	374	321	-	321
Total region sales	941	225	1,166	920	245	1,165
Less: intercompany sales	-	-	-	-	(3)	(3)
Total	$941	$225	$1,166	$920	$242	$1,162

Net Sales by Products

(Dollars in millions)	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$246	$-	$246	$266	$-	$266
Active Safety products	215	-	215	191	-	191
Brake Systems	-	111	111	-	123	123
Total product sales	461	111	572	457	123	580
Less: intercompany sales	-	-	-	-	(1)	(1)
Total net sales	$461	$111	$572	$457	$122	$579

Net Sales by Products

(Dollars in millions)	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$514	$-	$514	$537	$-	$537
Active Safety products	427	-	427	383	-	383
Brake Systems	-	225	225	-	245	245
Total product sales	941	225	1,166	920	245	1,165
Less: intercompany sales	-	-	-	-	(3)	(3)
Total net sales	$941	$225	$1,166	$920	$242	$1,162

Contract balances

The following tables provide information about receivables and contract assets from contracts with customers.

The contract assets related to the Company’s rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. There have been no impairment losses recognized related to contract assets arising from the Company’s contracts with customers.

Contract Balances with Customers

(Dollars in millions)	As of
	June 30, 2018	December 31, 2017
Receivables, net	$439	$460
Contract assets[1]	7	-

1 Included in prepaid expenses and contract assets

Receivables, net of allowance

(Dollars in millions)	As of
	June 30, 2018	December 31, 2017
Receivables	$441	$462
Allowance at beginning of period	(2)	(4)
Net decrease/(increase) of allowance	-	2
Allowance at end of period	(2)	(2)
Receivables, net of allowance	$439	$460

Changes in the contract asset balances during the period are as follows:

Change in Contract Balances with Customers[1]
(Dollars in millions)	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
	Contract assets	Contract assets
Beginning balance	$8	$-
Increases due to cumulative catch up adjustment	-	7
Increases due to revenue recognized	7	15
Decreases due to transfer to receivables	(8)	(15)
Ending balance	$7	$7

[1]The contract asset is determined at each period end, this table reflects the rollforward of the period end balance.

Contract costs

As of June 30, 2018, the Company has capitalized $12 million of direct and incremental contract costs incurred in connection with obtaining a contract with a customer. These costs will be amortized as the related goods are transferred.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales. The amount of fulfillment costs was not material for any period presented.

4. Business Combinations

Business combinations generally take place to either gain key technology or strengthen Veoneer’s position in a certain geographical area or with a certain customer. The results of operations and cash flows from the Company’s acquisitions have been included in the Company’s Unaudited Condensed Consolidated Financial Statements prospectively from their date of acquisition.

Fotonic i Norden dp AB

On November 1, 2017, Autoliv completed the acquisition of all the shares in Fotonic i Norden dp AB (Fotonic), headquartered in Stockholm and Skellefteå in Sweden which were transferred to Veoneer in connection with the Spin-Off. The final acquisition date fair value of the total consideration transferred was $17 million, consisting of a $15 million cash payment and $2 million of deferred purchase consideration, payable at the 18 month anniversary of the closing date. The deferred purchase consideration reflects the holdback amount as stipulated in the share purchase agreement. The transaction has been accounted for as a business combination. The balance of the deferred purchase consideration remains unchanged at $2 million as of June 30, 2018.

Fotonic provides Lidar and Time of Flight camera expertise and the acquisition included 35 Lidar and Time of Flight engineering experts, in addition to defined tangible and intangible assets. The strength of the acquired competence is on the Lidar and Time of Flight camera hardware side which form a complement to Veoneer’s skillset in the Lidar software and algorithms area. Lidar technology is an enabling technology for Highly Automated Driving and considered the primary sensor by all system developers. Fotonic is being reported in the Electronics segment.

The net assets acquired as of the acquisition date amounted to $17 million. The final fair values of identifiable assets acquired consisted of intangible assets of $4 million and goodwill of $13 million. Acquired intangibles consisted of the fair value of background IP (patent & technical know-how). The useful life of the IP is five years and will be amortized on a straight-line basis. The recognized goodwill primary reflects the valuation of the acquired workforce of specialist engineers.

5. Fair Value Measurements

The Company uses a three-level fair value hierarchy that categorizes assets and liabilities measured at fair value based on the observability of the inputs utilized in the valuation. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs.

Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

Items Measured at Fair Value on a Recurring Basis

Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of June 30, 2018 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the Unaudited Condensed Consolidated Financial Statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.

During the first quarter of 2018, forward contracts designated as cash flow hedges of certain external purchasing were terminated. The loss associated with such termination was not material.

Financial Statement Presentation

The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, as follows:

	June 30, 2018
		Fair Value Measurements
	Nominal Value	Derivative Asset (Other current/non current assets)	Derivative Liability (Other current/non current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$105	$-	$-
Total derivatives not designated as hedging instruments	$105	$-	$-

	December 31, 2017
		Fair Value Measurements
	Nominal Value	Derivative Asset (Other current/non current assets)	Derivative Liability (Other current/non current liabilities)
Derivatives designated as hedging instruments
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$67	$-	$1
Total derivatives designated as hedging instruments	$67	$-	$1

Gains and losses on derivative financial instruments for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended
	June 30, 2018		June 30, 2017
	Foreign exchange forward contracts	Foreign exchange swaps	Foreign exchange forward contracts	Foreign exchange swaps
Foreign currency risk - Cost of sales:
Recorded into gain (loss)	$-	$(2)	$-	$2
Recorded gains (loss) into AOCI net of tax	-	-	(2)	-
Less: reclassified from AOCI into gain (loss)	(1)	-	2	-
	$1	$(2)	$(4)	$2

	Six months ended
	June 30, 2018		June 30, 2017
	Foreign exchange forward contracts	Foreign exchange swaps	Foreign exchange forward contracts	Foreign exchange swaps
Foreign currency risk - Cost of sales:
Recorded gains (loss) into AOCI net of tax	$-	$-	$(3)	$-
Less: Reclassified from AOCI gain (loss)	(1)	-	3	-
	$1	$-	$(6)	$-

Contingent consideration - The fair value of the contingent consideration relating to the M/A-COM acquisition on August 17, 2015 is re-measured on a recurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. The Company adjusted the fair value of the earn-out liability to $14 million in the first quarter of 2017 based on actual revenue levels to date as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. Income of approximately $13 million was recognized within Other income in the Unaudited Condensed Consolidated Statements of Operations in the first quarter of 2017 due to the decrease in the contingent consideration liability. The remaining fair value of the earn-out liability of $14 million as of December 31, 2017 was fully released to and recognized within Other income in the first quarter of 2018, driven by changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period such that management no longer believes that there are any scenarios under which the earn-out criteria could be met. Management has updated its analysis as of June 30, 2018 and continues to believe that the fair value of the contingent consideration is $0 million.

Items Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment.The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets.

The tables below present information about certain of the Company’s long-lived assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Fair value measurements	Impairment	Fair value measurements	Impairment
(Dollars in millions)	Level 3	Losses	Level 3	Losses
Goodwill 1)	$291	$-	$292	$(234)
Intangible assets, net 2)	109	-	122	(12)

1)

In the fourth quarter of 2017, the Company recognized an impairment charge of the full goodwill related to ANBS, resulting in an impairment loss of $234 million, which was included in earnings for the period. The primary driver of the goodwill impairment was due to the lower expected long-term operating cash flow performance of the business unit as of the measurement date. The remaining goodwill balance as of June 30, 2018 and December 31, 2017 was not measured at fair value on a nonrecurring basis as impairment indicators did not exist.

2)

In the first quarter of 2017, the Company recognized an impairment charge to amortization of intangibles of $12 million related to a contract with an OEM customer of M/A-COM products, which was included in earnings for the period. As of December 31, 2017, the intangible value related to this customer contract was fully amortized. The remaining intangibles balance as of June 30, 2018 and December 31, 2017 was not measured at fair value on a nonrecurring basis as impairment indicators did not exist.

6. Income Taxes

The income tax provision for the three month and six month periods ended June 30, 2018 was $3 million and $10 million, respectively. The income tax provision for the three month and six month periods ended June 30, 2017 was $11 million and $22 million, respectively. The income tax provision in 2018 was primarily impacted by a reduction in the pre tax earnings of the Company’s profitable subsidiaries.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has completed its accounting for the effects on the Company’s deferred tax balances as of the enactment date. Pursuant to the Tax Matters Agreement entered into with Autoliv in connection with the Spin-Off, Autoliv is the primarily obligor on all taxes which relate to any period prior to April 1, 2018. Consequently, the Company is not liable for any transition taxes under the Act.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. Valuation allowances have been established for the Company’s US, Swedish, and Japanese operations and the Company’s joint venture in Japan.

The Company has reserves for income taxes that represent the Company’s best estimate of the potential liability for tax exposures. Inherent uncertainties exist in estimates of tax exposures due to changes in tax law, both legislated and concluded through the various jurisdictions’ court systems. Any income tax liabilities resulting from operations prior to April 1, 2018, are assumed to be settled with Former Parent on the last day Veoneer is part of the Autoliv group and were relieved through the Former Parent company investment. There were no material changes to the Company’s uncertain tax positions as of June 30, 2018. The Company files income tax returns in the United States federal jurisdiction, and various states and non-U.S. jurisdictions. Under local tax law, a Veoneer entity may have been required to file its income tax returns combined with an Autoliv entity up to and including the date of the Spin-Off transaction. Subsequent to the Spin-Off transaction, Veoneer will file its income tax returns on a stand-alone basis

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense.

7. Inventories

Inventories are stated at the lower of cost (principally FIFO) and net realizable value. The components of inventories were as follows:

	As of
	June 30, 2018	December 31, 2017
Raw materials	$112	$90
Work in progress	16	21
Finished products	52	70
Inventories	$180	$181
Inventory valuation reserve	(23)	(27)
Total inventories, net of reserve	$157	$154

8. Equity Method Investment

As of June 30, 2018, the Company has one equity method investment.

On April 18, 2017, Autoliv and Volvo Cars completed the formation of their joint venture, Zenuity AB. Autoliv’s interest in Zenuity was transferred to Veoneer in connection with the Spin-Off. Autoliv made an initial cash contribution of SEK 1 billion (approximately $111 million as of April 18, 2017) and also contributed intellectual property, lab equipment and an assembled workforce. Veoneer and Volvo Cars each have a 50% ownership of Zenuity and neither entity has the ability to exert control over the joint venture, in form or in substance. Veoneer accounts for its investment in Zenuity under the equity method and the investment is shown in the line item Equity method investment in the Condensed Consolidated Balance Sheets. The contributed intellectual property, lab equipment, and an assembled workforce have been assessed to constitute a business as defined by ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business. FASB ASC Topic 810, Consolidation states that when a group of assets that constitute a business is derecognized, the carrying amounts of the assets and liabilities are removed from the Condensed Consolidated Balance Sheets. The investor would recognize a gain or loss based on the difference between the sum of the fair value of any consideration received less the carrying amount of the group of assets and liabilities contributed at the date of the transaction. The equity value of Zenuity on the date of the closing of the transaction of approximately $250 million has been calculated using the discounted cash flow method of the income approach. Veoneer’s 50% share of the equity value, approximately $125 million, represents its investment in Zenuity, including its cash contribution at inception.

At the end of the first quarter of 2018, Veoneer contributed SEK 600 million (approximately $71 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.

The profit and loss attributed to the investment is shown in the line item Loss from equity method investment in the Unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity’s loss for the three and six months ended June 30, 2018 was $16 million and $30 million, respectively. Veoneer’s share of Zenuity’s loss for the three and six months ended June 30, 2017 was $8 million for both periods. As of June 30, 2018, the Company’s equity investment in Zenuity amounted to $134 million after consideration of foreign exchange movements.

Certain Unaudited Summarized Income Statement information of Zenuity, for the three and six months ended June 30, 2018 and 2017, is shown below:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net sales	$2	$1	$3	$1
Gross profit	-	-	-	-
Operating loss	(32)	(16)	(60)	(16)
Loss before income taxes	(32)	(16)	(60)	(16)
Net loss	$(32)	$(16)	$(60)	$(16)

9. Accrued Expenses

	As of
	June 30, 2018	December 31, 2017
Operating related accruals	$53	$55
Employee related accruals	63	57
Customer pricing accruals	56	36
Product related liabilities[1]	23	22
Other accruals	21	25
Total Accrued Expenses	$216	$195

1 At June 30, 2018, virtually all product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.

10. Retirement Plans

Defined Benefit Pension Plans

The defined benefit pension plans impacting the Veoneer financial results include the following:

Existing Veoneer Plans which are comprised of plans in Japan, Canada, and France, Transferred Veoneer Plans which are comprised of plans in Germany, India, Japan, and South Korea, and Autoliv Sponsored Plans which are comprised of plans in Sweden and the U.S.

The combination of the Existing Veoneer Plans, Transferred Veoneer Plans, and Autoliv Sponsored Plans has resulted in a total pension expense of $2 million and $3 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017 total pension expense was $2 million and $3 million, respectively.

Existing Veoneer Plans

The defined benefit pension plans for eligible participants in Japan, Canada, and France prior to the Spin-Off continue to provide pension retirement benefits to the Company’s employees subsequent to the Spin-Off transaction.

The Company’s net periodic benefit costs for the Existing Veoneer Plans for the three and six months ended June 30, 2017 and 2018 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Service cost	$1	$1	$2	$2
Interest cost	1	1	1	1
Expected return on plan assets	-	(1)	(1)	(1)
Net periodic benefit cost	$2	$1	$2	$2

The service cost and amortization of prior service cost components are reported among employee compensation costs in the Unaudited Condensed Consolidated Statements of Operations. The remaining components (interest cost, expected return on plan assets and amortization of actuarial loss) are reported as Other non-operating items, net in the Unaudited Condensed Consolidated Statements of Operations.

Transferred Veoneer Plans

Prior to the plan transfers to Veoneer legal entities on April 1, 2018, eligible Veoneer employees participated in the following Autoliv-sponsored plans:

Country	Name of Defined Benefit Pans
Germany	Direct Pension Promises Plan
India	Gratuity Plan
Japan	Retirement Allowances Plan
Defined Benefit Corporate Plan
South Korea	Severance Pay Plan (statutory plan)

On April 1, 2018, the assets, liabilities, and associated accumulated other comprehensive income (loss) of the pension plans in Germany, India, Japan, and South Korea related to active Veoneer employees were transferred to pension plans sponsored by various Veoneer legal entities. Benefit plan obligations of $6 million were recorded by Veoneer related to these plans in connection with the April 1, 2018 transfer. Plan assets in the transferred plans are immaterial. The amounts recorded for the transfer of the Veoneer plans were based on the assumptions incorporated into the plan measurements as of December 31, 2017; however, management determined that there were no material changes in assumptions from December 31, 2017 to April 1, 2018. The plans will be re-measured in connection with the December 31, 2018 actuarial valuation.

Changes in Benefit Obligations and Plans Assets

As of
June 30, 2018
Benefit obligation as of April 1, 2018	$-
Service cost	-
Interest cost	-
Benefits paid	-
Obligation transferred in	6
Benefit obligation at end of the period	$6
Fair value of plan assets as of April 1, 2018
Company contributions	-
Benefits paid	-
Plan assets transferred in	-
Fair value of plan assets at end of the period	$-
Funded status recognized in the balance sheet	$(6)

Components of Net Periodic Benefit Cost Associated with the Defined Benefit Retirement Plan

The allocated net periodic benefit costs related to transferred plans from Autoliv to Veoneer were less than $1 million for the three months ended March 31, 2018. The Company’s allocated net periodic benefit costs for these defined benefit plans were less than $1 million for the three and six months ended June 30, 2017. Subsequent to the plan transfer on April 1, 2018, the components of net periodic benefit cost are less than $1 million for the three months ended June 30, 2018.

Components of Accumulated other Comprehensive Income Before Tax

As of
June 30, 2018
Net actuarial loss (gain)	$(1)
Prior service cost (credit)	-
Total accumulated other comprehensive income recognized in the balance sheet	$(1)

The service cost and amortization of prior service cost components are reported among employee compensation costs in the Unaudited Condensed Consolidated Statements of Operations. The remaining components (interest cost, expected return on plan assets and amortization of actuarial loss) are reported as other non-operating items, net in the Unaudited Condensed Consolidated Statements of Operations.

Autoliv Sponsored Plans

Prior to certain legal decisions or plan amendments, Veoneer employees in Sweden and in the U.S. participated in a multiemployer plan with Autoliv. The legal name of the plans are as follow:

Country	Name of Defined Benefit Pans
Sweden	ITP plan
U.S.	Autoliv ASP, Inc. Pension Plan
Autoliv ASP, Inc. Excess Pension Plan
Autoliv ASP, Inc. Supplemental Pension Plan

On April 1, 2018, it was determined that the assets, liabilities, and associated accumulated other comprehensive income (loss) of the Sweden plan for all Veoneer employees included in the Sweden plan will remain with Autoliv and benefits will be paid out of that plan in the future upon retirement. The allocation to capture the Company’s specific defined benefit plans expense and contributions prior to the plans amendment for the three months ended March 31, 2018 were less than $1 million and were less than $1 million for the three and six months ended June 30, 2017.

On June 29, 2018, it was also determined that the assets, liabilities, and associated accumulated other comprehensive income (loss) of the U.S. plan for all Veoneer employees included in the U.S. plan will remain with Autoliv and benefits will be paid out of that plan in the future upon retirement. The Veoneer employees were considered to be participating in the Autoliv sponsored plan through June 29, 2018 at which date the plan was amended to freeze the accrual of benefits for any Veoneer employees. The U.S. plan resulted in less than $1 million of defined benefit plan expense and contributions made allocated to Veoneer for the three and six months ended June 30, 2018 and less than $1 million of defined benefit plan expense and contributions made allocated to Veoneer for the three and six months ended June 30, 2017.

Prior to the respective dates above for the Sweden and the U.S. plans, the Veoneer employees were considered to be participating in the Autoliv sponsored plans. Effective April 1, 2018 for the Sweden plan and June 29, 2018 for the U.S. plan the respective parties determined that Veoneer would not have additional expense or liability related to each of the existing plans.

Postretirement Benefits other than Pension

In addition to the existing benefit obligation from the Canadian medical plan as disclosed in the Audited Combined Financial Statements for the year ended December 31, 2017, the Company also assumed less than $1 million in benefit obligations transferred from Autoliv’s U.S. medical plan as of June 29, 2018 in connection with the Spin-Off. The net periodic benefit cost and impact on accumulated other comprehensive income related to the plans were immaterial.

11. Stock Incentive Plan

Prior to the Spin-Off, certain eligible employees of Veoneer participated in Autoliv, Inc. 1997 Stock Incentive Plan (the Plan) and received Autoliv stock-based awards which include stock options, restricted stock units and performance shares. In connection with the Veoneer Spin-Off, each outstanding Autoliv stock-based award as of June 29, 2018 was converted to stock awards having underlying shares of both Autoliv and Veoneer common stock.

The conversion that occurred on the Distribution Date of Veoneer was based on the following:

•

Stock Option (SOs) - A number of SOs comprising 50% of the value of the outstanding SOs calculated immediately prior to the Spin-Off transaction continued to be applicable to Autoliv common stock. A number of SOs comprising the remaining 50% percent of the pre-spin value were replaced with options to acquire shares of Veoneer common stock.

•

Restricted Stock Units (RSUs) - A number of RSUs comprising 50% of the value of the outstanding RSU calculated immediately prior to the Spin-Off transaction continued to be applicable to Autoliv common stock. A number of RSUs comprising the remaining 50% of the pre-spin value were replaced with RSUs with underlying Veoneer common stock.

•

Performance Shares (PSs) - Outstanding PSs pre Spin-Off were converted to time-based RSUs and were treated in the same manner as other outstanding RSUs (as described above) on the Distribution Date. The number of outstanding PSs pre Spin-Off were converted based on:

1)

The level of actual achievement of performance goals for each outstanding PSs for the period between the first day of the performance period and December 31, 2017 (the “Performance Measurement Date”), referred to as “Level of Performance-to-Date”, and;

2)	The greater of the Level of Performance-to-Date and estimated target performance level (i.e., 100%) for the period between the Performance Measurement Date and the last day of the performance period.

In each case above, the conversion was intended to generally preserve the intrinsic value of the original award determined as of the Distribution Date. The number of converted RSUs and SOs for Autoliv and Veoneer was based on the average of Autoliv closing stock prices for the last 5 days prior to the Spin-Off and the average of closing stock prices of Autoliv and Veoneer, respectively, for the first 5 days after the Spin-Off.

As a result of the Spin-Off and the related conversion, it was determined that the stock based awards were modified in accordance with ASC 718, Compensation – Stock Compensation. As a result, the fair value of the RSUs and SOs immediately before and after the modification was assessed in order to determine if the modification resulted in any incremental compensation cost related to the awards, including consideration of the impact of conversion using the 5 day average. Based on the valuation performed, it was determined that the conversion did not result in any incremental compensation cost for any of the outstanding awards.

With certain limited exceptions, including the freezing of the Performance Measurement Date to December 31, 2017 as noted above, the SOs and RSUs post Spin-Off are subject to the same terms and conditions (including with respect to vesting and expiration) that were applicable to such Autoliv stock-based awards immediately prior to the conversion and as described in the Audited Combined Financial Statements for the year ended December 31, 2017 and corresponding notes included in the current report on Form 8-K filed with the SEC on July 2, 2018. There were no stock-based compensation expense related to SOs for these periods.

The Company recorded approximately $1 million and $2 million stock-based compensation expense related to RSUs and PSs for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2017, the Company recorded $1 million and $2 million, respectively, of stock-based compensation expense related to RSUs and PSs.

Veoneer, Inc. 2018 Stock Incentive Plan was established and effective on June 29, 2018 to govern the Company’s stock-based awards that will be granted in the future. Veoneer, Inc. 2018 Stock Incentive Plan authorizes the grant of 3 million shares of Veoneer common stock for future equity awards to Veoneer employees and non-employee directors as well as authorizes up to 1.5 million additional shares to be used for the conversion of outstanding Autoliv stock awards in connection with the Spin-Off. Approximately 1 million shares were used for the conversion of the outstanding grants.

12. Contingent Liabilities

Legal Proceedings

Various claims, lawsuits and proceedings are pending or threatened against the Company, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the consolidated financial position of Veoneer, but the Company cannot provide assurance that Veoneer will not experience material litigation, product liability or other losses in the future.

Product Warranty, Recalls, and Intellectual Property

Veoneer is exposed to various claims for damages and compensation if its products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected or is defective, the Company may face warranty and recall claims. Where such (actual or alleged) failure or defect results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product liability and other claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by the Company or expected by the customer. Accordingly, the future costs of warranty claims by the customers may be material. However, the Company believes its established reserves are adequate. Veoneer’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves, and adjusts them when appropriate. However, the final amounts actually due related to these matters could differ materially from the Company’s recorded estimates.

In addition, as vehicle manufacturers increasingly use global platforms and procedures, quality performance evaluations are also conducted on a global basis. Any one or more quality, warranty or other recall issue(s) (including those affecting few units and/or having a small financial impact) may cause a vehicle manufacturer to implement measures such as a temporary or prolonged suspension of new orders, which may have a material impact on the Company’s results of operations.

The Company carries insurance for potential recall and product liability claims at coverage levels based on the Company’s prior claims experience. Veoneer cannot assure that the level of coverage will be sufficient to cover every possible claim that can arise in the Company’s businesses, now or in the future, or that such coverage always will be available should the Company, now or in the future, wish to extend, increase or otherwise adjust the Company’s insurance.

In its products, the Company utilizes technologies which may be subject to intellectual property rights of third parties. While the Company does seek to procure the necessary rights to utilize intellectual property rights associated with its products, it may fail to do so. Where the Company so fails, the Company may be exposed to material claims from the owners of such rights. Where the Company has sold products which infringe upon such rights, its customers may be entitled to be indemnified by the Company for the claims they suffer as a result thereof. Such claims could be material. The table in Note 9 – Accrued Expenses summarizes the change in the balance sheet position of the product related liabilities.

Product Related Liabilities

The Company records liabilities for product related risks when probable claims are identified and when it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products, and volume of the products sold. The provisions are recorded on an accrual basis.

The table below summarizes the change in the balance sheet position of the product related liabilities.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Reserve at beginning of the period	$23	$22	$22	$30
Change in reserve	1	1	8	-
Cash payments	(1)	(3)	(7)	(10)
Translation difference	-	-	-	-
Reserve at end of the year	$23	$20	$23	$20

For the three and six months ended June 30, 2018 and June 30, 2017, provisions and cash paid primarily relate to recall and warranty related issues. The increase in the reserve balance as of June 30, 2018 compared to the prior year was mainly due to recall related issues offset by the cash payments for warranties and product liabilities.

Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of June 30, 2018 the indemnification asset amounting to $23 million representing substantially all the product related liabilities which is included in the Other current assets in the Condensed Consolidated Balance Sheets. On May 18, 2018, the Company was informed by one of its customers that it would undertake a recall to proactively address a higher than usual warranty return ratio on one of the Company’s products. The estimated costs associated with this recall are approximately $6 million and were accrued as of June 30, 2018. A substantial portion of these costs are subject to indemnification by Autoliv.

Guarantees

Veoneer has certain guarantees in place and as of June 30, 2018 and December 31, 2017, directly guaranteeing $13 million of such obligations. These represent the maximum potential amount of future (undiscounted) payments that Veoneer could be required to make under the guarantees in the event of default by the guaranteed parties.

13. Loss per share

Basic loss per share is computed by dividing net loss for the period by the weighted average number of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The calculation of diluted loss per share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2018 and 2017.

(U.S. dollars in millions, except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Numerator:
Basic and diluted:
Net loss attributable to common shareholders	$(63)	$(28)	$(95)	$(48)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	87.13	87.13	87.13	87.13
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	87.13	87.13	87.13	87.13

Basic loss per share	$(0.72)	$(0.32)	$(1.09)	$(0.55)
Diluted loss per share	$(0.72)	$(0.32)	$(1.09)	$(0.55)

1 Shares in the diluted EPS calculation represent basic shares due to the net loss. The shares excluded from the calculation were 598,568 for the three and six months ended June 30, 2018 and 2017 because they are anti-dilutive.

14. Segment Information

The Company has two operating segments, Electronics and Brake Systems. Electronics includes all of electronics resources and expertise, restraint control systems and active safety products and Brake Systems provides brake control and actuation systems. The operating results of the operating segments are regularly reviewed by the Company’s chief operating decision maker to assess the performance of the individual operating segments and make decisions about resources to be allocated to the operating segments.

	Three Months Ended June 30		Six Months Ended June 30
(LOSS)/INCOME BEFORE INCOME TAXES	2018	2017	2018	2017
Electronics	$(31)	$(7)	$(32)	$(9)
Brake Systems	(4)	(1)	(12)	(3)
Segment operating (loss)/income	(35)	(8)	(44)	(12)
Corporate and other	(13)	(4)	(20)	(10)
Interest and other non-operating items, net	1	1	1	-
Loss from equity method investment	(16)	(8)	(30)	(8)
Loss before income taxes	$(63)	$(19)	$(93)	$(30)

15. Relationship with Former Parent and Related Entities

Historically, Veoneer has been managed and operated in the normal course of business with other affiliates of Autoliv. Accordingly, certain shared costs have been allocated to Veoneer and reflected as expenses in the stand-alone Unaudited Condensed Consolidated Financial Statements. Management of Autoliv and Veoneer consider the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of Autoliv attributable to Veoneer for purposes of the stand-alone Financial Statements; however, the expenses reflected in the Unaudited Condensed Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Veoneer historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the Unaudited Condensed Consolidated Financial Statements may not be indicative of expenses that will be incurred in the future by Veoneer.

Prior to the Spin-Off, transactions between Autoliv and Veoneer, with the exception of sales and purchase transactions and reimbursements for payments made to third-party service providers by Autoliv on Veoneer’s behalf, are reflected in equity in the Condensed Consolidated Balance Sheets as Net Former Parent investment and in the Unaudited Condensed Consolidated Statements of Cash Flows as a financing activity in Net transfers from Former Parent.

Transaction with other Autoliv Businesses

Throughout the periods covered by the Unaudited Condensed Consolidated Financial Statements, Veoneer sold finished goods to Autoliv. Related party sales to other Autoliv businesses amount to $21 million and $43 million for the three and six months ended June 30, 2018, respectively, and $18 million and $35 million for the three and six months ended June 30, 2017, respectively.

Related Party Balances

Amounts due to and due from related parties are summarized in the below table:

	As of
RELATED PARTY	June 30, 2018	December 31, 2017
Related party receivable	$71	$-
Related party notes receivable	-	76
Related party payables	47	5
Related party long-term debt	13	62

Related party receivables are mainly driven by Reseller Agreements put in place in connection with the Spin-Off. The Reseller Agreements are between Autoliv and Veoneer to facilitate the temporary arrangement of the sale of Veoneer products manufactured for certain customers for a limited period post Spin-Off. Autoliv will collect the customer payments and will remit the payments to Veoneer.

As of December 31, 2017, related party notes receivables relate to a long term loan between Veoneer and Autoliv entities, which was subsequently settled prior to the Spin-Off.

As of June 30, 2018, the related party payables mainly relate to an agreement between Veoneer-Nissin Brake Systems and various Autoliv companies.

A portion of the related party long-term debt is subject to a long term loan agreement that was settled on June 29, 2018. As of June 30, 2018, all related party debt agreements were settled or terminated, with the exception of a capital lease arrangement at Veoneer Nissin Brake Systems (a 51% owned subsidiary) of $13 million and $11 million as of June 30, 2018 and December 31, 2017, respectively. The capital lease is with Nissin Kogyo, the 49% owner of Veoneer Nissin Brake Systems.

Corporate Costs/Allocations

For the periods prior to April 1, 2018, the Unaudited Condensed Combined Financial Statements include corporate costs incurred by Autoliv for services that are provided to or on behalf of Veoneer. These costs consist of allocated cost pools and direct costs. Corporate costs have been directly charged to, or allocated to, Veoneer using methods management believes are consistent and reasonable. The method for allocating corporate function costs to Veoneer is based on various formulas involving allocation factors. The methods for allocating corporate administration costs to Veoneer are based on revenue, headcount, or other relevant metrics. However, the expenses reflected in the Unaudited Condensed Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Veoneer historically operated as a separate, stand-alone entity. All corporate charges and allocations have been deemed paid by Veoneer to Autoliv in the period in which the cost was recorded in the Unaudited Condensed Consolidated Statements of Operations. Effective April 1, 2018, Veoneer began performing certain functions using internal resources or third parties, and certain services continued to be provided by Autoliv and directly charged to Veoneer. In addition, Veoneer personnel perform certain services for Autoliv, which is directly charged to Autoliv.

Allocated corporate costs included in Costs of sales, Selling, general and administrative expenses and Research, development and engineering expenses were for shared services and infrastructure provided, which includes costs such as information technology, accounting, legal, real estate and facilities, corporate advertising, risk and insurance services, treasury, shareholder services and other corporate and infrastructure services.

Cash Management and Financing

Prior to the Spin-Off, Veoneer participated in Autoliv’s centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems, which are operated by Autoliv. Cash receipts are transferred to centralized accounts, also maintained by Autoliv. As cash was disbursed and received by Autoliv, it was accounted for by Veoneer through the Net Former Parent investment. All short-term and long-term debt was financed by Autoliv or by Nissin Kogyo and financing decisions for wholly and majority owned subsidiaries were determined by Autoliv’s corporate treasury operations. On the Distribution Date, Veoneer held approximately $1 billion of cash and cash equivalents. Upon Spin-Off, Veoneer created its own corporate treasury operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Veoneer, Inc. (“Veoneer” or the “Company”). This MD&A should be read in conjunction with the financial statements and accompanying notes to the financial statements included elsewhere herein, as well as the risk factors and other disclosures made in the Company’s Information Statement included in the current report on Form 8-K filed with the SEC on July 2, 2018.

The historical financial statements included in this Quarterly Report on Form 10-Q may not reflect what our business, financial position or results of operations would have been had we been a publicly traded company during the periods presented or what our results of operations, financial position and cash flow will be in the future now that we are a stand-alone publicly listed company.

Introduction

The following MD&A is intended to help you understand the business operations and financial condition of Veoneer, Inc. (“we”, “our”, or “the Company”). This MD&A is presented in the following sections:

•	Executive Overview
•	Trends, Uncertainties and Opportunities
•	Market Overview
•	Non-U.S. GAAP Financial Measures
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements and Other Matters
•	Contractual Obligation and Commitments
•	Significant Accounting Policies and Critical Accounting Estimates

Veoneer is a Delaware corporation with its principal executive offices in Stockholm, Sweden. The Company functions as a holding corporation and owns two principal operating subsidiaries, Veoneer AB and Veoneer US, Inc. On June 29, 2018 the spin-off of Veoneer from Autoliv, Inc was completed through the distribution by Autoliv of all the outstanding shares of common stock of Veoneer to Autoliv’s stockholders as of the close of business on June 12, 2018, the common stock record date for the distribution, in a tax-free, pro rata distribution. On July 2, 2018, the shares of Veoneer common stock commenced trading on the New York Stock Exchange under the symbol “VNE” and the Veoneer Swedish Depository Receipts representing shares of Veoneer common stock commenced trading on Nasdaq Stockholm under the symbol “VNE SDB.”

Veoneer is a global leader in the design, development, sale and manufacture of automotive safety electronics with a focus on innovation, quality and manufacturing excellence. Prior to the spin-off, Veoneer operated for almost four years as a segment within Autoliv.  Veoneer Safety Systems are designed to make driving safer and easier, more comfortable and convenient for the end consumer and to intervene before a collision. Veoneer endeavors to prevent vehicle accidents or reduce the severity of impact in the event a crash is unavoidable. Through our customer focus, being an expert partner with our customers, we intend to develop human centric systems that benefit vehicle occupants.

Veoneer’s current product offering includes automotive radars, mono and stereo vision cameras, night vision systems, positioning systems, ADAS (advanced driver assist systems) electronic control units, passive safety electronics (airbag control units and crash sensors), brake control systems and a complete ADAS software offering towards highly automated driving (HAD) and eventually autonomous driving (AD). In addition, we offer driver monitoring systems, LiDAR sensors, RoadScape positioning and other technologies critical for HAD and AD solutions by leveraging our partnership network and internally developed intellectual property.

Executive Overview

The spin-off of Veoneer from Autoliv, Inc. was successfully completed according to schedule. Veoneer is now the world’s largest pure-play company focused on Advanced Driving Assistance Systems and Automated Driving. We are well capitalized and positioned to capture growth and value from this long-term megatrend in the automotive industry.

Our current top priorities are order intake, execution of our current business and the competitiveness of our technology portfolio.

Our strong order intake over the last 12 months is expected to generate lifetime sales of well over $5 billion. We have recently secured 15 new orders across all of our product areas, leading to a current annual order intake at a similar level as at the end of the quarter. This includes small but strategically important orders with two new customers for Vision, Radar and Driver Monitoring in the rapidly growing market for active safety products in China. This is in addition to our previously announced major business wins during the quarter in vision and driver monitoring.

We currently see increased customer activity across our product portfolio, as well as higher than anticipated take rates for Active Safety products. These early market indicators are encouraging and if we conclude that they are likely to affect our previously announced sales targets for 2022 and beyond, they may also heighten our short-term investment needs.

Our technology portfolio is generally well positioned. Our in-house developed vision products are highly competitive, and we have the next generation products just around the corner. We are winning business in the new growth area of driver monitoring systems, and including the software developed by Zenuity we are positioning Veoneer to be a full system supplier for ADAS and AD.

The anticipated 2018 organic sales decline is mainly a result of our shift in vision product strategy in late 2013, combined with the phase-out of certain contracts in Restraint Control and Brake Systems. In line with previously communicated plans, we expect most of the anticipated strong growth from the current order intake, including Restraint Control and Brake Systems, to begin in late 2019, then stepping up in 2020 and beyond.

We begin as a NYSE and Nasdaq Stockholm listed company with a strong balance sheet of around $1 billion of cash, giving us the ability to continue to effectively invest for growth and tackle potential downturns in the market until we reach positive operating margin and cash flow.

Veoneer’s purpose is to create trust in mobility. Through our unique combination of automotive safety and technical competence we will work relentlessly to support our customers navigating in the current unparalleled change that is taking place in the automotive industry.

Outlook for 2018

Our sales indication for full year 2018 remains unchanged from January 29, 2018. Total net sales are expected to remain at approximately the same level as 2017 where organic sales are estimated to decline from the prior year by around 3%. Net sales declines in Restraint Control and Brake Systems are expected to be partially offset by Active Safety organic sales growth of more than 10%. The overall organic sales decline is expected to be offset by favorable currency translation effects.

Based on our current levels of orders and deliveries we expect the quarterly operating loss to remain around similar levels as second quarter for third quarter and fourth quarter 2018.

Our previously announced 2020 and 2022 targets remain unchanged; however, we see a current trend of increasing customer activity across geographies and our product portfolio, as well as potentially higher than anticipated take rates for Active Safety products. These early market indicators are encouraging and if we conclude that they are likely to affect our previous announced sales targets for 2022 and beyond, they may also potentially heighten our short-term investment needs.

Trends, Uncertainties and Opportunities

Europe continues to take an active role in promoting or requiring active safety technologies. The European New Car Assessment Program (“NCAP”) continuously updates its test program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2020, compared to 2010.

Additionally, the European Commission has proposed a new mandate to make certain active safety features compulsory in light vehicles by 2022. This European Commission proposal is up for comment during 2018 with and expected decision during 2019.  If passed in its present form, such a mandate should significantly expand demand for our active safety products.

Market Overview

Millions,	Light Vehicle Production by Region - 2018
(except where specified)	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Q2 as of Jul-16-2018	6.3	2.2	3.3	4.9	6.0	0.6	23.2
Change vs. Prior Year	8.7%	1.1%	5.0%	0.0%	4.1%	-0.2%	4.1%

During the second quarter of 2018, global light vehicle production increased by around 4% mainly due to strong growth in China, despite the increase in tax on 1.6-liter engine vehicles at year-end 2017. In addition, light vehicle demand in Europe and Rest of Asia remained very strong during the quarter.

Millions,	Light Vehicle Production by Region - 2018
(except where specified)	China	Japan	Rest of Asia	Americas	Europe	Other	Total
First Half as of Jul-16-2018	12.7	4.5	6.5	9.8	11.8	1.4	46.7
Change vs. Prior Year	2.9%	0.6%	3.4%	-0.5%	2.2%	3.7%	1.8%

During the first half of 2018, global light vehicle production increased by close to 2% as compared to 2017 due mainly to strong performance in China and Rest of Asia, Europe was essentially in line, South America was up by 2% and North America was down around 2.5% for the first half of 2018 as compared to the same period in 2017.

Non-U.S. GAAP Financial Measures

Non-U.S. GAAP measures are reconciled in the MD&A portion of this Quarterly Report on Form 10-Q. In this report we refer to organic sales or changes in organic sales growth, a non-U.S. GAAP measure that the Company, investors and analysts use to analyze the Company’s sales trends and performance. We believe that this measure assists investors and management in analyzing trends in the Company’s business because the Company generates approximately 65% of sales in currencies other than in U.S. dollars (its reporting currency) and currency rates have been and can be rather volatile. Additionally, the Company has historically made several acquisitions and divestitures.  Organic sales and organic sales growth presents the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rate fluctuations on the Company’s operations and results. The tables in below present changes in organic sales growth as reconciled to the change in the total U.S. GAAP net sales

The Company also uses in this report EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s net income excluding interest expense, income taxes, depreciation and amortization. The Company also uses Segment EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s EBITDA which has been further adjusted to exclude certain corporate and other items. We believe that EBITDA and Segment EBITDA are useful measure for management, analysts and investors to evaluate operating performance on a consolidated and reportable segment basis, because they assisted in comparing our performance on a consistent basis. The tables below provide reconciliations of net income to EBITDA and Segment EBTIDA.

The Company also uses in this report net working capital, a non-U.S. GAAP financial measure, which is defined as current assets (excluding cash and cash equivalent) less current liabilities, management uses this measure to assess liquidity at a point in time. The table below provides a reconciliation of current assets and liabilities to net working capital.

Investors should not consider these non-U.S. GAAP measures as substitutes, but rather as additions, to financial reporting measures prepared in accordance with U.S. GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.

The forward looking non-U.S. GAAP financial measure used in this report is provided on a non-U.S. GAAP basis. Veoneer has not provided a U.S. GAAP reconciliation of this measure because items that impact this measure, such as foreign currency exchange rates, cannot be reasonably predicted or determined. As a result, such reconciliation is not available without unreasonable efforts and Veoneer is unable to determine the probable significance of the unavailable information.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following tables show Veoneer’s performance by segment for the three months ended June 30, 2018 and 2017 along with components of change vs. prior year.

Electronics Segment Performance

	Three Months End June 30						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018		2017		US GAAP Reported		Currency		Organic1)
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$461		$457		$4	0.9%	$15	3.2%	$(11)	-2.4%
Operating Loss / Margin	$(31)	-6.7%	$(7)	-1.5%	$(24)
EBITDA /%	$(13)	-2.8%	$10	2.2%	$(23)
Associates	6,404		5,466		938
1) Non-U.S. GAAP measure reconciliation for Organic Sales

The net sales increase in the Electronics segment of $4 million for the quarter as compared to 2017 was mainly attributable to strong Active Safety growth which was partially offset by the decline in Restraint Control Systems sales. The operating loss in the segment increased to $31 million in the quarter as compared to 2017, primarily due to slight decrease in margin related to change in product mix and decrease in volume related to lower organic sales and increase in RD&E cost to support future organic sales growth.

For the quarter, Segment EBITDA (non-U.S. GAAP measure) declined by $23 million to negative $13 million as compared to 2017. This decrease is mainly due to the increased operating loss whereas depreciation and amortization remained relatively unchanged. The number of associates increased by over 900 mainly due to hiring of engineers to support a strong order intake for both Restraint Control Systems and Active Safety.

Brake Systems Segment Performance

	Three Months End June 30						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018		2017		US GAAP Reported		Currency		Organic1)
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$111		$123		$(12)	-9.7%	$4	3.3%	$(16)	-13.0%
Operating Loss / Margin	$(4)	-3.6%	$(1)	-0.8%	$(3)
EBITDA/%	$5	4.5%	$6	4.9%	$(1)
Associates	1,502		1,636		(134)
1) Non-U.S. GAAP measure reconciliation for Organic Sales

The net sales decline of $12 million in the Brake Systems segment for the quarter as compared to 2017 was mainly attributable to lower delivery volumes on certain Honda vehicle models. The operating loss in the segment increased to $4 million as compared to 2017, primarily due to decrease in volume related to lower organic sales and a slight increase in RD&E to support future organic sales growth which was partially offset by reductions in overhead costs.

For the quarter, Segment EBITDA (non-U.S. GAAP measure) of $5 million remained relatively unchanged as compared to 2017. The increase in operating loss of $3 million was essentially offset by slightly lower depreciation on fixed assets. The number of associates declined by 134 primarily due to overhead reductions related to the Honda sales decline.

Net Sales by Product

The following tables show Veoneer’s consolidated net sales by product for the three months ended June 30, 2018 and 2017 along with components of change vs. prior year.

Consolidated Net Sales	Three Months End June 30				Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018	2017	US GAAP Reported		Currency		Organic1)
	$	$	Chg. $	Chg. %	$	%	$	%
Restraint Control Systems	$246	$266	$(19)	-7%	$11	4%	$(31)	-12%
Active Safety	215	191	24	12%	4	2%	20	11%
Brake Systems	111	122	(11)	-9%	4	3%	(15)	-12%
Total	$572	$579	$(7)	-1.2%	$19	3.3%	$(26)	-4.5%

1) Non-U.S. GAAP measure reconciliation for Organic Sales

Veoneer’s sales developed according to plan during the quarter in which net sales decreased by around 1% to $572 million as compared to 2017. The organic sales (non-U.S. GAAP measure) decline of 4.5% was mostly offset by currency translation effects of 3.3%, which was mainly due to a weaker US dollar as compared to 2017. The organic sales developed essentially according to plan during the quarter. The decline of Restraint Control Systems and Brake Systems, was partially offset by Active Safety growth.

Restraint Control Systems net sales for the quarter of $246 million decreased by 7% as compared to 2017. The organic sales (non-U.S. GAAP measure) decline of approximately 12%, was mainly attributable to the phase out of certain vehicle models.

Active Safety net sales for the quarter of $215 million increased by 12% as compared to 2017. This improvement was mainly driven by an increase in organic sales (non-U.S. GAAP measure) of 11%. Strong demand for vision systems and ADAS ECUs on several vehicle models, mono vision on the Mini, and night vision to Audi together with radar products on several models, accounted for most of the organic sales growth. This strong growth was partially offset by the continued ramp-down of current GPS business.

Brake Systems net sales of $111 million for the quarter decreased by approximately 9% as compared to 2017, mainly due to an organic sales (non-U.S. GAAP measure) decline of 12%, primarily due to lower delivery volumes on certain vehicle models.

Veoneer Performance

	Three Months ended June 30
(Dollars in millions, except per share data)	2018		2017
	Unaudited	%	Unaudited	%	Change
Net Sales	$572		$579		$(7)
Cost of sales	(460)	-80.4%	(459)	-79%	(1)
Gross Profit	112	19.6%	120	20.7%	(8)
SG&A	(37)	-6.5%	(26)	-4.5%	(11)
RD&E	(119)	-20.8%	(102)	-17.6%	(17)
Amortization of intangibles	(6)	-1.0%	(5)	-0.9%	(1)
Other income (expense), net	2	0.3%	1	0.2%	1
Operating Loss	(48)	-8.4%	(12)	-2.1%	(36)
Income (loss) from equity method investment	(16)	-2.8%	(8)	-1.4%	(8)
Loss before taxes	(63)	-11.0%	(19)	-3.3%	(44)
Taxes expense	(3)	-0.5%	(11)	-1.9%	8
Net loss	$(66)	-11.5%	$(30)	-5.2%	$(36)
Less Net loss attributable to non-controlling interest	(3)	-0.5%	(2)	-0.3%	(1)
Net loss attributable to controlling interest	$(63)	-11%	$(28)	4.9%	$(35)
Loss per share	$(0.72)		$(0.32)		$(0.40)

Gross Profit – Gross Profit for the quarter of $112 million was $8 million lower as compared to 2017, primarily due to slight decrease in margin related to change in product mix and decrease in volume related to decline in organic sales was partially offset by positive net currency effects of around $3 million.

Operating Loss – The operating loss for the quarter of $48 million was $36 million more as compared to 2017.

The planned increase in RD&E investments of $17 million, mainly related to the increase in engineers to support customer projects for future sales growth, and higher SG&A of $11 million, mostly related to the additional costs associated with being a standalone listed company, accounted for most of the change as compared to 2017.

The net currency effect for the quarter was negligible as compared to 2017. A slight increase in the amortization of intangibles for the quarter was offset by an increase in other income as compared to 2017.

Net Loss – The net loss for the quarter of $66 million increased by $36 million as compared to 2017. In addition to the operating loss impact, Veoneer’s net cost of the Zenuity JV increased by $8 million during the quarter as compared to 2017. This is primarily due to a higher net cost run-rate in 2018, related to the hiring of additional software engineers over the last 12 months bringing Zenuity’s total to approximately 500.

Income tax for the quarter was $3 million as compared to $11 million in 2017. The lower tax expense was primarily impacted by a reduction in the pre-tax earnings of our profitable subsidiaries. Lastly, the non-controlling interest loss in the VNBS JV was $3 million for the quarter as compared to $2 million in 2017.

Loss per Share - The loss per share decreased to $0.72 for the quarter as compared to a loss of $0.32 per share in 2017 due to the change in net loss, as the share count remained unchanged.

Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following tables show Veoneer’s performance by segment for the six months ended June 30, 2018 and 2017 along with components of change vs. prior year.

Electronics Segment Performance

	Six Months End June 30						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018		2017		US GAAP Reported		Currency		Organic1)
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$941		$920		$21	2.3%	$44	4.8%	$(23)	-2.5%
Operating Loss / Margin	$(32)	-3.4%	$(9)	-1.0%	$(23)
EBITDA/%	$4	0.4%	$36	3.9%	$(32)
Associates	6,404		5,466		938
1) Non-U.S. GAAP measure reconciliation for Organic Sales

Net sales in the Electronics segment for the first half of 2018 increased by $21 million to $941 million as compared to 2017. The increase was mainly attributable to strong Active Safety growth of approximately $45 million which was partially offset by the decline in Restraint Control Systems of approximately $23 million.

The operating loss in the Electronics segment increased by $23 million to $32 million for the first half of 2018 as compared to 2017, primarily due to slight decrease in margin related to change in product mix and decrease in volume related to unfavorable volume on lower organic sales and a planned increase in RD&E costs to support future sales growth.

For the first half of 2018, Segment EBITDA (non-U.S. GAAP measure) of $4 million was decline by $32 million when compared with the same period of 2017. In addition to the change in operating loss, amortization of intangibles increased mainly related to MACOM acquisition effects.

The number of associates increased by approximately 500 since December 31, 2017 mainly due to increases in RD&E to support future organic sales growth.

Brake Systems Segment Performance

	Six Months End June 30						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018		2017		US GAAP Reported		Currency		Organic1)
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$225		$245		$(20)	-8.2%	$10	4.0%	$(30)	-12.2%
Operating Loss / Margin	$(12)	-5.3%	$(3)	-1.2%	$(9)
EBITDA/%	$7	3.1%	$16	6.5%	$(9)
Associates	1,502		1,636		(134)
1) Non-U.S. GAAP measure reconciliation for Organic Sales

The net sales decline of $20 million in the Brake Systems segment for the first half of 2018 as compared to 2017 was mainly attributable to lower volumes on certain Honda models.

The operating loss in the Brake Systems segment increased by $9 million to $12 million in the first half of 2018 as compared to 2017 primarily due to slight decrease in margin related to change in product mix and decrease in volume related to lower organic sales and slight increase in RD&E costs to support sales growth was partially offset by reduced overhead costs.

For the first half of 2018, Segment EBITDA (non-U.S. GAAP measure) of $7 million declined $9 million as compared to 2017. The change in operating loss accounted for the entire change.

The number of associates declined by close to 90 since December 31, 2017, mainly due to the reductions in direct manufacturing as well as production overhead and SG&A due to lower organic sales.

Net Sales by Product

The following tables show Veoneer’s consolidated net sales by product for the six months ended June 30, 2018 and 2017 along with components of change vs. prior year.

Consolidated Net Sales	Six Months End June 30				Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018	2017	US GAAP Reported		Currency		Organic1)
	$	$	Chg. $	Chg. %	$	%	$	%
Restraint Control Systems	$514	$537	$(23)	-4%	$30	6%	$(53)	-10%
Active Safety	427	383	45	12%	14	4%	31	8%
Brake Systems	225	242	(18)	-7%	10	4%	(28)	-11%
Total	$1,166	$1,162	$4	0.3%	$53	4.6%	$(50)	-4.3%

1) Non-U.S. GAAP measure reconciliation for Organic Sales

Veoneer net sales for the first half of 2018 increased by $4 million to $1,166 million as compared to 2017. The organic sales (non-U.S. GAAP measure) decline of 4.3% was more than offset by positive currency translation effects of 4.6%, mainly due to a weaker US dollar as compared to 2017. Organic sales developed according to plan during the first half of 2018. A decline in Restraint Control Systems and Brake Systems, was partially offset by Active Safety organic sales growth. We expect this sales trend in Restraint Control and Brake Systems to rebound during 2019 and into 2020 based on new business awarded during 2016 and 2017.

Restraint Control Systems net sales of $514 million for the first half of 2018 decreased by 4% as compared to 2017. The organic sales (non-U.S. GAAP measure) decline of approximately 10% was mainly driven by the phase-out of certain models.

Active Safety net sales of $427 million for the first half of 2018 increased by 12% as compared to 2017. This improvement was mostly driven by an increase in organic sales (non-U.S. GAAP measure) of 8%. Strong demand for vision systems, ADAS ECUs and radar products on multiple models accounted for most of the organic sales growth together with night vision systems to Audi. This strong growth was partially offset by the continued ramp-down of current GPS business.

Brake Systems net sales of $225 million for the first half of 2018 decreased by approximately 7% as compared to 2017, mainly due to an organic sales (non-U.S. GAAP measure) decline of 11%, primarily due to lower volumes on certain models.

Veoneer Performance

	Six Months ended June 30
(Dollars in millions, except per share data)	2018		2017
	Unaudited	%	Unaudited	%	Change
Net Sales	$1,166		$1,162		$4
Cost of sales	(943)	-80.9%	(929)	-79.9%	(14)
Gross Profit	223	19.1%	233	20.1%	(10)
SG&A	(68)	-5.8%	(55)	-4.7%	(13)
RD&E	(225)	-19.3%	(189)	-16.3%	(36)
Amortization of intangibles	(11)	-0.9%	(24)	-2.1%	13
Other income (expense), net	17	1.5%	13	1.1%	4
Operating Loss	(64)	-5.5%	(22)	-1.9%	(42)
Income (loss) from equity method investment	(30)	-2.6%	(8)	-0.7%	(22)
Loss before taxes	(93)	-8.0%	(30)	-2.6%	(63)
Taxes expense	(10)	-0.9%	(22)	-1.9%	12
Net loss	$(103)	-8.8%	$(52)	-4.5%	$(51)
Less Net (loss) attributable to non-controlling interest	(8)	-0.7%	(4)	-0.3%	(4)
Net Loss attributable to controlling interest	$(95)	-8.1%	$(48)	-4.1%	$(47)
Loss per share	$(1.09)		$(0.55)		$(0.54)

Gross Profit – Gross Profit of $223 million for the first half of 2018 was $10 million lower as compared to 2017, primarily due to slight decrease in margin related to change in product mix and decrease in volume related to from the decline in organic sales was partially offset by net currency effects of around $17 million.

Operating Loss – The operating loss of $64 million for the first half of 2018 was $42 million more as compared to 2017, including a net favorable currency benefit of $6 million. The planned increase in RD&E investments of $36 million, mainly related to the increase in engineers for future sales growth, and higher SG&A of $13 million, mainly resulting from the additional costs associated with being a standalone public company, accounted for most of the change from 2017.

These effects were partially offset by a $13 million decrease in the amortization of intangibles related to acquisitions, which prior year amortizations was the result of an impairment charge in 2017, and a $4 million increase in other income during the first half of 2018.

Net Loss – The net loss for the first half of 2018 of $103 million was $51 million more as compared to 2017.

In addition to the operating loss impact, the Veoneer net cost of the Zenuity JV increased by $22 million for the first half of 2018 due to the increased net cost run-rate in 2018 and an additional quarter of cost in 2018 since the JV was formed in April 2017.

Income tax for the first half of 2018 was $10 million as compared to $22 million in 2017. The tax expense was primarily impacted by a reduction in the pre-tax earnings of our profitable subsidiaries. The non-controlling interest loss in the VNBS JV was $8 million for the first half of 2018 as compared to $4 million in 2017.

Loss per Share - The loss per share for the first half of 2018 increased to $1.09 as compared to a loss of $0.55 per share in 2017 due to the change in net loss.

Reconciliations to U.S. GAAP

	Three months ended		Six months ended
EBITDA	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Electronics	$(13)	$10	$4	$36
Brake Systems	5	6	7	16
Segment EBITDA	(8)	16	11	52
Corporate and other	(13)	(4)	(20)	(10)
EBITDA	$(21)	$12	$(9)	$42

	Three months ended		Six months ended
RECONCILIATION OF NET LOSS TO EBITDA	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net Loss	$(66)	$(30)	$(103)	$(52)
Depreciation and amortization	27	24	55	64
Loss from equity method investment	16	8	30	8
Interest and other non-operating items, net	(1)	(1)	(1)	-
Income tax	3	11	10	22
EBITDA	$(21)	$12	$(9)	$42

	As of
Dollars in millions, (expect where specified)	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
Total current assets	$1,699	$706	$648	$675
Total current liabilities	584	646	590	615
Working capital	1,115	60	58	60
Cash and cash equivalents	(980)	-	-	-
Net working capital	$135	$60	$58	$60

Liquidity and Capital Resources

Liquidity

As of June 30, 2018, the Company had cash and cash equivalents of $980 million, which includes the $1 billion net capital contribution from Autoliv as part of the Spin-Off.

The Company’s liquidity requirements are primarily for ongoing working capital requirements and capital expenditures including on-going investments in joint ventures, particularly Zenuity, as well as certain anticipated business combinations. The primary source of liquidity is the existing cash balance of approximately $1 billion which will help fund our planned operations until Veoneer reaches positive cash flow. We expect existing cash and available liquidity to be sufficient to fund our global activities. To the extent we generate more cash flow than expected, we may consider using this cash flow for undertaking new capital investment projects, strategic acquisitions, and/or general corporate purposes.

During the year ended December 31, 2017, the Company entered an unconditional purchase obligation for $10 million to be paid in each of the fiscal years 2018 and 2019. These amounts will be reimbursed by Zenuity. In addition, the Company has a holdback of $2 million related to the Fotonic acquisition to be paid in 2019. See Note 4, Business Combinations, to the Combined Financial Statements included herein. The Company has no other material obligations other than short-term obligations related to operations, inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.

On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of June 30, 2018, Veoneer contributed a total $5 million to the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the fund.

Cash Flows

	Six Months Ended June 30
Dollars in millions, (except where specified)	2018	2017
Selected cash flow items	$
Net cash provided by operating activities	$(164)	$(35)
Capital expenditures	$(71)	$(50)
Equity method investment	$(71)	$(112)
Net Cash Used in Investing Activities	$(62)	$(164)
Net Cash Provided by Financing Activities	$1,206	$199

Net Cash Used in by Operating Activities

Net Cash used in operating activities of $164 million for the first half of 2018 increased by $129 million as compared to 2017 mainly due to the change in net loss and timing of changes in working capital.

Days receivables outstanding, outstanding receivables relative to average daily sales, were 82 at June 30, 2018, compared to 75 at June 30, 2017.

Days inventory outstanding, outstanding inventory relative to average daily sales, were 21 as of June 30, 2018, compared to 21 at June 30, 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities of $62 million for the first half of 2018 was $102 million lower as compared to 2017, mainly due to higher capital expenditures which was more than offset by lower affiliate investments and the repayment of related party note receivable.

Net Cash Provided by Financing Activities

Cash and Cash equivalents for the quarter of $980 million includes the net capital contribution from Autoliv. Net transfers from Former Parent were consistent for the first six months of 2018 and 2017.

Net Working Capital

The net working capital (non-U.S. GAAP measure) of $135 million at the end of the quarter was an increase of $75 million as compared to the prior quarter in 2017. The increase was mainly due to timing of changes in working capital.

The net working capital (non-U.S. GAAP measure) of $135 million at the end of the quarter was an increase of $77 million since December 31, 2017. The increase is mainly due to an increase in related party receivables.

Capital Expenditures

Capital expenditures during the first half of 2018 of $71 million was approximately 6% of sales and $21 million more as compared to 2017. This level is slightly lower than the expectation for full year 2018.

Shareholder Equity

Shareholder equity, excluding non-controlling interest for the quarter of $1,989 million includes the cash liquidity provided from Autoliv immediately prior to the spin-off.

Associates

The number of associates increased to 7,937 during the quarter due to the addition of more than 250 engineers to support future sales growth. Over the last year, close to 800 engineers have been hired while direct manufacturing associates have been reduced close to 100 reflecting the current decline in organic sales.

Significant Legal Matters

For discussion of legal matters we are involved in, see Note 12, Contingent Liabilities, to the Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements and Other Matters

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.

Contractual Obligations and Commitments

There have been no significant changes to the contractual obligation and commitments disclosed in the current report on Form 8-K filed with the SEC on July 2, 2018.

Significant Accounting Policies and Critical Accounting Estimates

See Note 2, “New Accounting Standards” to the accompanying Condensed Financial Statements for descriptions of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Information Statement included with the current report on Form 8-K filed with the SEC on July 2, 2018.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation has been carried out, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)	Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various claims, litigation and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters.

For a description of our material legal proceedings, see Note 12 Contingent Liabilities – Legal Proceedings to our unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

As of June 30, 2018, there have been no material changes to the risk factors that were previously disclosed in the Company’s Information Statement included in the current report on Form 8-K filed with the SEC on July 2, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Distribution Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (filing date July 2, 2018).

3.1	Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (filing date July 2, 2018).

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (filing date July 2, 2018).

4.1

General Terms and Conditions for Swedish Depository Receipts in Veoneer, Inc., effective as from May 30, 2018, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date June 4, 2018).

10.1	Employee Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (filing date July 2, 2018).

10.2	Tax Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (filing date July 2, 2018).

10.3

Amended and Restated Master Transition Services Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (filing date July 2, 2018).

10.4+

Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.5+

Severance Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.6+

Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Mathias Hermansson, incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.7+

Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Johan Löfvenholm, incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.8+

Change-in-Control Severance Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Johan Löfvenholm, incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.9+

Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Lars Sjöbring, incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.10+

Change-in-Control Severance Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Lars Sjöbring, incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.11+

Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Thomas Jönsson, incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.12+

Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Mikko Taipale, incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.13+

Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Arthur Blanchford, incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.14+

Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Peter Rogbrant, incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.15+

Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Steven Rodé, incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date May 21, 2018).

10.16+	Form of Indemnification Agreement between Veoneer, Inc. and its officers and directors, incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K (filing date July 2, 2018).

10.17*+	Veoneer, Inc. 2018 Stock Incentive Plan.

10.18*+	Veoneer, Inc. Non-Employee Director Compensation Policy.

10.19*+	Form of Non-Employee Director restricted stock unit grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan.

10.20*+	Veoneer, Inc. Non-Qualified Retirement Plan.

10.21

Cooperation Agreement, dated May 24, 2018, among Autoliv, Inc., Veoneer, Inc. and Cevian Capital II GP Limited, incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date June 4, 2018).

10.22

Form of Support Agreement among Autoliv, Inc., Veoneer, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date June 4, 2018).

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2018

VEONEER, INC.

(Registrant)

By:	/s/ Mathias Hermansson
Mathias Hermansson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)