Form 10-Q
period 2018-09-30
Veoneer, Inc.
filed 2018-10-25
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2018 Commission File No.: 001-38471

Veoneer, Inc. (Exact name of registrant as specified in its charter)

Delaware	82-3720890
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Klarabergsviadukten 70, Section C6
Box 13089, SE-103 02
Stockholm, Sweden	N/A
(Address of principal executive offices)	(Zip Code)

+46 8 527 762 00 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒ No: ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes:  ☒    No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:  ☐    No:  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 19, 2018, there were 87,166,935 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.

Exhibit index located on page number 42

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
New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: cyclical nature of automotive sales and production; changes in general industry and market conditions or regional growth or decline; our ability to achieve the intended benefits from our separation from our former parent; our ability to be awarded new business or loss of business from increased competition; higher than anticipated costs and use of resources related to developing new technologies; higher raw material, energy and commodity costs; component shortages; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other post-retirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; and other risks and uncertainties contained in this Quarterly Report on Form 10-Q, as well as the disclosures made in the Company’s Information Statement included in the current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2018.
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

Veoneer, Inc.

Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Veoneer, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Net sales	Note 3	$526	$567	$1,692	$1,729
Cost of sales		(428)	(458)	(1,371)	(1,387)
Gross profit		99	109	321	342
Selling, general and administrative expenses		(44)	(28)	(112)	(83)
Research, development and engineering expenses, net		(109)	(91)	(334)	(280)
Amortization of intangibles		(5)	(6)	(16)	(30)
Other income, net		1	—	18	12
Operating loss		(58)	(16)	(122)	(39)
Loss from equity method investment	Note 8	(15)	(10)	(45)	(18)
Interest income		3	—	4	—
Interest expense		—	—	(1)	—
Other non-operating items, net		1	—	1	—
Loss before income taxes	Note 14	(70)	(26)	(163)	(56)
Income tax expense	Note 6	(3)	(10)	(12)	(32)
Net loss		$(72)	$(36)	$(175)	$(88)
Less: Net loss attributable to non-controlling interest		(5)	(3)	(13)	(7)
Net loss attributable to controlling interest		$(68)	$(33)	$(162)	$(81)

Net loss per share - basic	Note 13	$(0.78)	$(0.38)	$(1.86)	$(0.93)
Net loss per share - diluted		$(0.78)	$(0.38)	$(1.86)	$(0.93)

Weighted average number of shares outstanding, (in millions)		87.15	87.13	87.15	87.13
Weighted average number of shares outstanding, assuming dilution (in millions)		87.15	87.13	87.15	87.13

See Notes to Unaudited Condensed Consolidated Financial Statements.

Veoneer, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(72)	$(36)	$(175)	$(88)
Other comprehensive income (loss), before tax:
Change in cumulative translation adjustment	(2)	6	(6)	21
Net change in cash flow hedges	—	(4)	1	(10)
Pension liability	(1)	—	(2)	—
Other comprehensive income (loss), before tax	(3)	2	(7)	11
Expense for taxes	—	—	—	—
Other comprehensive income (loss), net of tax	(3)	2	(7)	11
Comprehensive loss	$(75)	$(34)	$(182)	$(77)
Less: Comprehensive loss attributable to non-controlling interest	(9)	(2)	(16)	(4)
Comprehensive loss attributable to controlling interest	$(66)	$(32)	$(166)	$(73)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Veoneer, Inc.
Condensed Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents		$919	$—
Short-term investments		5	—
Receivables, net		437	460
Inventories, net	Note 7	166	154
Related party receivables	Note 15	63	—
Prepaid expenses and contract assets		33	34
Other current assets		25	—
Total current assets		1,648	648
Property, plant and equipment, net		456	362
Equity method investment	Note 8	120	98
Goodwill	Note 5	291	292
Intangible assets, net	Note 5	102	122
Deferred tax assets		28	30
Related party notes receivables	Note 15	—	76
Other non-current assets		82	34
Total assets		$2,728	$1,662
Liabilities and equity
Accounts payable		$356	$323
Related party payables	Note 15	3	5
Accrued expenses	Note 9	237	195
Income tax payable		10	41
Other current liabilities		24	26
Total current liabilities		630	590
Related party long-term debt	Note 15	12	62
Pension liability	Note 10	19	14
Deferred tax liabilities		16	17
Other non-current liabilities		11	22
Total non-current liabilities		58	115
Commitments and contingencies	Note 12
Equity
Common stock (par value $1.00, 325 million shares authorized, 87 million shares issued and outstanding at September 30, 2018 and December 31, 2017)		87	—
Additional paid-in capital		1,929	—
Accumulated deficit		(68)	—
Net Former Parent investment		—	844
Accumulated other comprehensive income (loss)		(12)	(8)
Total equity		1,936	836
Non-controlling interest		104	121
Total equity and non-controlling interest		2,040	957
Total liabilities, equity and non-controlling interest		$2,728	$1,662
 See Notes to Unaudited Condensed Consolidated Financial Statements.

Veoneer, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Nine months ended September 30, 2018
	Equity attributable to
	Common Stock	Additional Paid In Capital	Net Former Parent Investment	Accumulated deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total
Balance at beginning of period	$—	$—	$844	—	$(8)	$121	$957
Comprehensive Income (Loss):
Net loss	—	—	(95)	(68)	—	(13)	(175)
Foreign currency translation	—	—	—	—	(3)	(3)	(6)
Net change in cash flow hedges	—	—	—	—	1	—	1
Pension liability	—	—	—	—	(2)	—	(2)
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with separation	87	1,926	(2,002)	—			11
Stock based compensation expense	—	3	—	—	—	—	3
Total Comprehensive Income (Loss)	87	1,929	(2,097)	(68)	(4)	(16)	(169)
Net transfers from Former Parent	—	—	1,253	—	—	(1)	1,252
Balance at end of period	$87	$1,929	$—	(68)	$(12)	$104	$2,040

	Nine months ended September 30, 2017
	Equity attributable to
	Net Former Parent Investment	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$877	$(29)	$242	$1,090
Comprehensive Income (Loss):
Net loss	(81)	—	(7)	(88)
Foreign currency translation	—	18	3	21
Net change in cash flow hedges	—	(10)	—	(10)
Total Comprehensive Income (Loss)	(81)	8	(4)	(77)
Net transfers from Former Parent	180	—	(1)	179
Balance at end of period	$976	$(21)	$237	$1,193

Veoneer, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(175)	$(88)
Depreciation and amortization	82	91
Contingent consideration write-down	(14)	(13)
Other, net	(4)	(23)
Change in operating assets and liabilities:
Accounts payable	—	(34)
Related party receivables and payables, net	(58)	2
Income taxes	(31)	4
Accrued expenses	51	(8)
Other current assets and liabilities, net	(22)	1
Receivables, gross	13	18
Inventories, gross	(16)	12
Prepaid expenses and contract assets	(7)	(12)
Net cash used in operating activities	(181)	(50)

Investing activities
Net decrease (increase) in related party notes receivable	76	(5)
Capital expenditures	(123)	(70)
Equity method investment	(71)	(112)
Short-term investments	(5)	—
Proceeds from sale of property, plant and equipment	3	5
Net cash used in investing activities	(120)	(182)

Financing activities
Cash provided at separation by Former Parent	980	—
Net transfers from Former Parent	275	179
(Decrease) / increase in related party long-term debt	(49)	53
Net cash provided by financing activities	1,206	232
Effect of exchange rate changes on cash and cash equivalents	14	—
Increase in cash and cash equivalents	919	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$919	$—

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
In advance of the Spin-Off, Autoliv completed a series of internal transactions, in which Autoliv transferred its Electronics business to Veoneer. These transactions are referred to herein as the “internal reorganization”. The internal reorganization was completed on April 1, 2018.
The Company has two operating segments, Electronics and Brake Systems. Electronics includes all electronics resources and expertise, Restraint Control Systems and Active Safety products, and Brake Systems provides brake control and actuation systems.
The accompanying Unaudited Condensed Consolidated Financial Statements for all periods presented have been prepared from Autoliv’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Autoliv. Prior to the Spin-Off, Autoliv’s net investment in these operations (Former Parent equity) is shown in lieu of a controlling interest’s equity in the Unaudited Condensed Consolidated Financial Statements. Subsequent to the Spin-Off and the related distribution of shares, Veoneer Common stock, Additional paid-in capital and future income (losses) will be reflected in Retained earnings (Accumulated deficit). Accordingly, for periods prior to June 29, 2018, the Company’s financial statements are presented on a combined basis and for the periods subsequent to June 29, 2018, they are presented on a consolidated basis (all periods hereinafter are referred to as "Condensed Consolidated Financial Statements").
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
The accompanying Unaudited Condensed Consolidated Financial Statements for Veoneer do not include all of the information and notes required by the accounting principles generally accepted in the U.S. (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Veoneer’s Audited Combined Financial Statements for the year ended December 31, 2017 and corresponding notes in the Company’s Information Statement included in the current report on Form 8-K filed with the SEC on July 2, 2018. Certain amounts in the prior year’s Condensed Combined Financial Statements and related footnotes thereto have been reclassified to conform to the current year presentation.
Certain amounts in the Unaudited Condensed Consolidated Financial Statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts.
2. Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Information Statement included in the current report on Form 8-K filed with the SEC on July 2, 2018. A discussion of cash and cash equivalents is included here as an additional significant policy which has become relevant beginning in the quarter ended June 30, 2018.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Veoneer held approximately $919 million of cash and cash equivalents and $5 million of short-term investments as of September 30, 2018.
The carrying amounts reflected in the Condensed Consolidated Balance Sheets for cash and cash equivalents and short-term investments approximate their fair values based on Level 1 of the fair value hierarchy.

New Accounting Standards
Adoption of New Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Act”). Consequently, the amendments in ASU 2018-02 eliminate the stranded tax effects resulting from the Act. The amendments in ASU 2018-02 are effective for all entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company adopted early ASU 2018-02 as of January 1, 2018 and the adoption did not have a material impact on the Unaudited Condensed Consolidated Financial Statements for any periods presented.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, which requires the service cost component to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the Unaudited Condensed Consolidated Statements of Operations separately from the service cost component and outside operating income. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the Unaudited Condensed Consolidated Statements of Operations. The Company adopted ASU 2017-07 in the first quarter of 2018 and the adoption did not have a material impact on the Unaudited Condensed Consolidated Financial Statements for any periods presented (see Note 10 Retirement Plans).
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Historical GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. Consequently, the amendments in this ASU 2016-16 eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of ASU 2016-16 are intellectual property and property, plant, and equipment. The amendments in ASU 2016-16 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to equity as of the beginning of the period of adoption. The Company's adoption of ASU 2016-16 effective January 1, 2018 did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. In 2016, the FASB issued accounting standard updates to address implementation issues and to clarify guidance in certain areas. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosure around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 effective January 1, 2018 and utilized the modified retrospective (cumulative effect) transition method. The Company applied the modified retrospective transition method through a cumulative adjustment to equity. The adoption of the new revenue standard did not have a material impact on the Company’s Consolidated Financial Statements. The table below shows the adjustments made due to ASU 2014-09.

Balance Sheet (Dollars in millions)	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Inventories, net	$154	$(5)	$149
Prepaid expenses and contract assets	34	7	41

Equity
Net Former Parent investment	844	1	845

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Income Statement (Dollars in millions)	As Reported	Balances without adoption of ASC 606	Effect of Changes	As Reported	Balances without adoption of ASC 606	Effect of Changes
Net sales	$526	$525	$1	$1,692	$1,691	$1
Cost of sales	(428)	(427)	(1)	(1,371)	(1,370)	(1)
Operating loss	(58)	(58)	—	(122)	(122)	—

	As of September 30, 2018
Balance Sheet (Dollars in millions)	As Reported	Balances without adoption of ASC 606	Effect of Changes
Assets
Inventories, net	$166	$173	$(6)
Prepaid expenses and contract assets	33	25	8

Equity
Additional paid-in capital	1,929	1,928	1
Accounting Standards Issued But Not Yet Adopted
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The ASU removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and the effects of a one-percentage point change in assumed health care cost trend rates. The ASU requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on its disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivative and Hedging (Topic 815), Targeted improvements to accounting for hedging activities. The amendments in ASU 2017-12 better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in ASU 2017-12 also include certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The amendments in ASU 2017-12 modify disclosures required in current GAAP. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. The amendments also require new tabular disclosures related to cumulative basis adjustments for fair value hedges. The amendments in ASU 2017-12 are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the annual period that an entity adopts the amendments in ASU 2017-12. The Company believes that the pending adoption of ASU 2017-12 will not have a material impact on the Unaudited Condensed Consolidated Financial Statements since the Company closed its cash flow hedges in the first quarter of 2018.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company intends to adopt ASU 2016-02 in the annual period beginning January 1, 2019. The Company intends to apply the modified retrospective transition method and elect the transition option to use the effective date January 1, 2019, as the date of initial application. The Company will not adjust its comparative period financial statements for effects of the ASU 2016-02, or make the new required lease disclosures for periods before the effective date. The Company will recognize its cumulative effect transition adjustment as of the effective date. In addition, we intend to elect the application of permitted practical expedients under the transition guidance within the new standard, which amongst other things, will allow Veoneer to retain the historical lease classification. During the third quarter, the Company continued its process to identify leasing arrangements and to compare its accounting policies and practices to the requirements of the new standard. Further, the Company is assessing if there are any “embedded leases” in arrangements with its suppliers that may result in right-of-use assets. In addition, the Company has continued its implementation of a new system to assist with lease accounting. The Company regularly enters into operating leases, for which current GAAP does not require recognition on the balance sheet. The Company anticipates that the adoption of ASU 2016-02 will primarily result in the recognition of most operating leases on its balance sheet resulting in an increase in reported right-of-use assets and leasing liabilities. The Company will continue to assess the impact from the new standard, including consideration of control and process changes to capture lease data necessary to apply ASU 2016-02.
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
In addition, from time to time, Veoneer may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments unless certain criteria are met warranting capitalization. If the payments are capitalized, the amounts are amortized as the related goods are transferred. As of September 30, 2018, and December 31, 2017, the Company capitalized $52 million and $23 million, respectively, in Other non-current assets related to capitalized payments. The Company assesses these amounts for impairment. There was no impairment.
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
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary region and products of revenue recognition.
Net Sales by Region

(Dollars in millions)	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$98	$85	$183	$114	$89	$203
Americas	166	15	181	166	29	195
Europe	163	—	163	170	—	170
Total region sales	426	100	526	449	118	567
Less: intercompany sales	—	—	—	—	—	—
Total	$426	$100	$526	$449	$118	$567

Net Sales by Region

(Dollars in millions)	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$314	$280	$594	$353	$264	$617
Americas	517	45	562	525	98	624
Europe	537	—	537	491	—	491
Total region sales	1,367	325	1,692	1,369	363	1,732
Less: intercompany sales	—	—	—	—	(2)	(3)
Total	$1,367	$325	$1,692	$1,369	$361	$1,729

Net Sales by Products

(Dollars in millions)	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$226	$—	$226	$251	$—	$251
Active Safety products	201	—	201	198	—	198
Brake Systems	—	100	100	—	118	118
Total product sales	426	100	526	449	118	567
Less: intercompany sales	—	—	—	—	—	—
Total net sales	$426	$100	$526	$449	$118	$567

Net Sales by Products

(Dollars in millions)	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$739	$—	$739	$788	$—	$788
Active Safety products	628	—	628	581	—	581
Brake Systems	—	325	325	—	363	363
Total product sales	1,367	325	1,692	1,369	363	1,732
Less: intercompany sales	—	—	—	—	(2)	(3)
Total net sales	$1,367	$325	$1,692	$1,369	$361	$1,729

Contract balances
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
The following tables provide information about receivables and contract assets from contracts with customers.
Contract Balances with Customers

(Dollars in millions)	As of
	September 30, 2018	December 31, 2017
Receivables, net	$437	$460
Contract assets[1]	8	—
1 Included in prepaid expenses and contract assets
Receivables, net of allowance

(Dollars in millions)	As of
	September 30, 2018	December 31, 2017
Receivables	$440	$462
Allowance at beginning of period	(2)	(4)
Net decrease/(increase) of allowance	(1)	2
Allowance at end of period	(3)	(2)
Receivables, net of allowance	$437	$460

Changes in the contract asset balances during the period are as follows:
Change in Contract Balances with Customers1

(Dollars in millions)	Three months ended September 30, 2018	Nine months ended September 30, 2018
	Contract assets	Contract assets
Beginning balance	$7	$—
Increases due to cumulative catch up adjustment	1	8
Increases due to revenue recognized	8	23
Decreases due to transfer to receivables	(8)	(23)
Ending balance	$8	$8
1 The contract asset is determined at each period end, this table reflects the rollforward of the period end balance.
Contract costs
As of September 30, 2018, the Company has capitalized $12 million of direct and incremental contract costs incurred in connection with obtaining a contract with a customer. These costs will be amortized as the related goods are transferred.
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
Fotonic i Norden dp AB
On November 1, 2017, Autoliv completed the acquisition of all the shares in Fotonic i Norden dp AB (Fotonic), headquartered in Stockholm and Skellefteå in Sweden which were transferred to Veoneer in connection with the Spin-Off. The final acquisition date fair value of the total consideration transferred was $17 million, consisting of a $15 million cash payment and $2 million of deferred purchase consideration, payable at the 18 month anniversary of the closing date. The deferred purchase consideration reflects the hold-back amount as stipulated in the share purchase agreement. The transaction has been accounted for as a business combination. The balance of the deferred purchase consideration remains unchanged at $2 million as of September 30, 2018.
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

Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of September 30, 2018 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the Unaudited Condensed Consolidated Financial Statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
During the first quarter of 2018, forward contracts designated as cash flow hedges of certain external purchasing were terminated. The loss associated with such termination was not material.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, as follows:

	September 30, 2018
		Fair Value Measurements
	Nominal Value	Derivative Asset (Other current/non current assets)	Derivative Liability (Other current/non current liabilities)
Derivatives not designated as hedging instruments
Foreign exchange swaps, less than 6 months	$108	$1	$—
Total derivatives not designated as hedging instruments	$108	$1	$—

	December 31, 2017
		Fair Value Measurements
	Nominal Value	Derivative Asset (Other current/non current assets)	Derivative Liability (Other current/non current liabilities)
Derivatives designated as hedging instruments
Foreign exchange forward contracts, less than 1 year (cash flow hedge)	$67	$—	$1
Total derivatives designated as hedging instruments	$67	$—	$1

Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended
	September 30, 2018		September 30, 2017
	Foreign exchange forward contracts	Foreign exchange swaps	Foreign exchange forward contracts	Foreign exchange swaps
Foreign currency risk - Cost of sales:
Recorded into gain (loss)	$—	$(1)	$—	$(1)
Recorded gains (loss) into AOCI net of tax	—	—	(3)	—
Less: reclassified from AOCI into gain (loss)	—	—	2	—
	$—	$(1)	$(4)	$(1)

	Nine months ended
	September 30, 2018		September 30, 2017
	Foreign exchange forward contracts	Foreign exchange swaps	Foreign exchange forward contracts	Foreign exchange swaps
Foreign currency risk - Cost of sales:
Recorded into gain (loss)	$—	$—	$—	$1
Recorded gains (loss) into AOCI net of tax	—	—	(6)	—
Less: Reclassified from AOCI gain (loss)	(1)	—	5	—
	$(1)	$—	$(10)	$1

Contingent consideration - The fair value of the contingent consideration relating to the M/A-COM acquisition on August 17, 2015 is re-measured on a recurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. The Company adjusted the fair value of the earn-out liability to $14 million in the first quarter of 2017 based on actual revenue levels to date as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. Income of approximately $13 million was recognized within Other income in the Unaudited Condensed Consolidated Statements of Operations in the first quarter of 2017 due to the decrease in the contingent consideration liability. The remaining fair value of the earn-out liability of $14 million as of December 31, 2017 was fully released to and recognized within Other income in the first quarter of 2018, driven by changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period such that management no longer believes that there are any scenarios under which the earn-out criteria could be met. Management has updated its analysis as of September 30, 2018 and continues to believe that the fair value of the contingent consideration is $0 million.

Items Measured at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets.
The tables below present information about certain of the Company’s long-lived assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(Dollars in millions)	Fair value measurements Level 3	Impairment Losses	Fair value measurements Level 3	Impairment Losses
Goodwill[1]	$291	$—	$292	$(234)
Intangible assets, net[2]	102	—	122	(12)
1 In the fourth quarter of 2017, the Company recognized an impairment charge of the full goodwill related to VNBS, resulting in an impairment loss of $234 million, which was included in earnings for the period. The primary driver of the goodwill impairment was due to the lower expected long-term operating cash flow performance of the business unit as of the measurement date. The remaining goodwill balance as of September 30, 2018 and December 31, 2017 was not measured at fair value as impairment indicators did not exist.
2 In the first quarter of 2017, the Company recognized an impairment charge to amortization of intangibles of $12 million related to a contract with an OEM customer of M/A-COM products, which was included in earnings for the period. As of December 31, 2017, the intangible value related to this customer contract was fully amortized. The remaining intangibles balance as of September 30, 2018 and December 31, 2017 was not measured at fair value as impairment indicators did not exist.

6. Income Taxes
The income tax provision for the three month and nine month periods ended September 30, 2018 was $3 million and $12 million, respectively. The income tax provision for the three month and nine month periods ended September 30, 2017 was $10 million and $32 million, respectively. The income tax provision in 2018 was primarily impacted by a reduction in the pre tax earnings of the Company’s profitable subsidiaries.
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has completed its accounting for the effects on the Company’s deferred tax balances as of the enactment date. Pursuant to the Tax Matters Agreement entered into with Autoliv in connection with the Spin-Off, Autoliv is the primary obligor on all taxes which relate to any period prior to April 1, 2018. Consequently, the Company is not liable for any transition taxes under the Act.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. Valuation allowances have been established for the Company’s United States, Swedish, and Japanese operations and the Company’s joint venture in Japan.
The Company has reserves for income taxes that represent the Company’s best estimate of the potential liability for tax exposures. Inherent uncertainties exist in estimates of tax exposures due to changes in tax law, both legislated and concluded through the various jurisdictions’ court systems. Any income tax liabilities resulting from operations prior to April 1, 2018, are assumed to be settled with Former Parent on the last day Veoneer was part of the Autoliv group and were relieved through the Former Parent company investment. There were no material changes to the Company’s uncertain tax positions as of September 30, 2018. The Company files income tax returns in the United States federal jurisdiction, and various states and non-U.S. jurisdictions. Under local tax law, a Veoneer entity may have been required to file its income tax returns combined with an Autoliv entity up to and including the date of the Spin-Off. Subsequent to the Spin-Off, Veoneer will file its income tax returns on a stand-alone basis.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense.
7. Inventories
Inventories are stated at the lower of cost (principally on a first-in-first-out basis, "FIFO") and net realizable value. The components of inventories were as follows:

	As of
	September 30, 2018	December 31, 2017
Raw materials	$107	$90
Work in progress	11	21
Finished products	71	70
Inventories	$189	$181
Inventory valuation reserve	(23)	(27)
Total inventories, net of reserve	$166	$154
8. Equity Method Investment
As of September 30, 2018, the Company has one equity method investment.
On April 18, 2017, Autoliv and Volvo Cars completed the formation of their joint venture, Zenuity AB. Autoliv’s interest in Zenuity was transferred to Veoneer in connection with the Spin-Off. Autoliv made an initial cash contribution of SEK 1 billion (approximately $111 million as of April 18, 2017) and also contributed intellectual property, lab equipment and an assembled workforce. Veoneer and Volvo Cars each have a 50% ownership of Zenuity and neither entity has the ability to exert control over the joint venture, in form or in substance. Veoneer accounts for its investment in Zenuity under the equity method and the investment is shown in the line item Equity method investment in the Condensed Consolidated Balance Sheets. The contributed intellectual property, lab equipment, and an assembled workforce have been assessed to constitute a business as defined by ASU 2017-1, Business Combinations (Topic 805) – Clarifying the Definition of a Business. FASB ASC Topic 810, Consolidation states that when a group of assets that constitute a business is derecognized, the carrying amounts of the assets and liabilities are removed from the Condensed Consolidated Balance Sheets. The investor would recognize a gain or loss based on the difference between the sum of the fair value of any consideration received less the carrying amount of the group of assets and liabilities contributed at the date of the transaction. The equity value of Zenuity on the date of the closing of the transaction of approximately $250 million has been calculated using the discounted cash flow method of the income approach. Veoneer’s 50% share of the equity value, approximately $125 million, represented its investment in Zenuity, including its cash contribution at inception.
At the end of the first quarter of 2018, Veoneer contributed SEK 600 million (approximately $71 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.
The profit and loss attributed to the investment is shown in the line item Loss from equity method investment in the Unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity’s loss for the three and nine months ended September 30, 2018 was $15 million and $45 million, respectively. Veoneer’s share of Zenuity’s loss for the three and nine months ended September 30, 2017 was $10 million and $18 million, respectively. As of September 30, 2018, the Company’s equity investment in Zenuity amounted to $120 million after consideration of foreign exchange movements.
Certain Unaudited Summarized Income Statement information of Zenuity, for the three and nine months ended September 30, 2018 and 2017, is shown below:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Net sales	$1	$2	$4	$4
Gross profit	—	—	—	—
Operating loss	(31)	(20)	(90)	(35)
Loss before income taxes	(30)	(20)	(90)	(35)
Net loss	$(30)	$(20)	$(90)	$(35)
9. Accrued Expenses

	As of
	September 30, 2018	December 31, 2017
Operating related accruals	$58	$55
Employee related accruals	71	57
Customer pricing accruals	64	36
Product related liabilities[1]	24	22
Other accruals	20	25
Total Accrued Expenses	$237	$195
1 At September 30, 2018, virtually all product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
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
The combination of the Existing Veoneer Plans, Transferred Veoneer Plans, and Autoliv Sponsored Plans has resulted in a total pension expense of $1 million and $4 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017 total pension expense was $2 million and $5 million, respectively.
Existing Veoneer Plans
The defined benefit pension plans for eligible participants in Japan, Canada, and France prior to the Spin-Off continue to provide pension retirement benefits to the Company’s employees subsequent to the Spin-Off.

The Company’s net periodic benefit costs for the Existing Veoneer Plans for the three and nine months ended September 30, 2017 and 2018 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Service cost	$2	$1	$4	$3
Interest cost	—	—	1	1
Expected return on plan assets	(1)	—	(2)	(1)
Net periodic benefit cost	$1	$1	$3	$3
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
Transferred Veoneer Plans
Prior to the plan transfers to Veoneer legal entities on April 1, 2018, eligible Veoneer employees participated in the following Autoliv-sponsored plans:

Country	Name of Defined Benefit Plans
Germany	Direct Pension Promises Plan
India	Gratuity Plan
Japan	Retirement Allowances Plan
Defined Benefit Corporate Plan
South Korea	Severance Pay Plan (statutory plan)
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
Changes in Benefit Obligations and Plans Assets

As of
September 30, 2018
Benefit obligation as of April 1, 2018	$—
Service cost	—
Interest cost	—
Benefits paid	—
Obligation transferred in	6
Benefit obligation at end of the period	$6
Fair value of plan assets as of April 1, 2018	—
Company contributions	—
Benefits paid	—
Plan assets transferred in	—
Fair value of plan assets at end of the period	$—
Funded status recognized in the balance sheet	$(6)

Components of Net Periodic Benefit Cost Associated with the Defined Benefit Retirement Plan
The allocated net periodic benefit costs related to transferred plans from Autoliv to Veoneer were less than $1 million for the three months ended March 31, 2018. The Company’s allocated net periodic benefit costs for these defined benefit plans were less than $1 million for the three and nine months ended September 30, 2017. Subsequent to the plan transfer on April 1, 2018, the components of net periodic benefit cost are less than $1 million for the three months ended September 30, 2018.
Components of Accumulated other Comprehensive Income Before Tax

As of
September 30, 2018
Net actuarial loss (gain)	$(1)
Prior service cost (credit)	—
Total accumulated other comprehensive income recognized in the balance sheet	$(1)
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
Autoliv Sponsored Plans
Prior to certain legal decisions or plan amendments, Veoneer employees in Sweden and in the U.S. participated in the following Autoliv-sponsored multiemployer plans:

Country	Name of Defined Benefit Plans
Sweden	ITP plan
U.S.	Autoliv ASP, Inc. Pension Plan
Autoliv ASP, Inc. Excess Pension Plan
Autoliv ASP, Inc. Supplemental Pension Plan
On April 1, 2018, it was determined that the assets, liabilities, and associated accumulated other comprehensive income (loss) of the Sweden plan for all Veoneer employees included in the Sweden plan will remain with Autoliv and benefits will be paid out of that plan in the future upon retirement. The allocation to capture the Company’s specific defined benefit plans expense and contributions prior to the plans amendment for the three months ended March 31, 2018 were less than $1 million and were less than $1 million for the three and nine months ended September 30, 2017, respectively.
On June 29, 2018, it was also determined that the assets, liabilities, and associated accumulated other comprehensive income (loss) of the U.S. plan for all Veoneer employees included in the U.S. plan will remain with Autoliv and benefits will be paid out of that plan in the future upon retirement. The Veoneer employees were considered to be participating in the Autoliv sponsored plan through June 29, 2018 at which date the plan was amended to freeze the accrual of benefits for any Veoneer employees. The U.S. plan resulted in less than $1 million of defined benefit plan expense and contributions made allocated to Veoneer for the three and nine months ended September 30, 2018 and less than $1 million of defined benefit plan expense and contributions made allocated to Veoneer for the three and nine months ended September 30, 2017.
Prior to the respective dates above for the Sweden and the U.S. plans, the Veoneer employees were considered to be participating in the Autoliv sponsored plans. Effective April 1, 2018 for the Sweden plan and June 29, 2018 for the U.S. plan the respective parties determined that Veoneer would not have additional expense or liability related to each of the existing plans.
Post-Retirement Benefits other than Pension
In addition to the existing benefit obligation from the Canadian medical plan as disclosed in the Audited Combined Financial Statements for the year ended December 31, 2017, the Company also assumed less than $1 million in benefit obligations transferred from Autoliv’s U.S. medical plan as of June 29, 2018 in connection with the Spin-Off. The net periodic benefit cost and impact on accumulated other comprehensive income related to the plans were immaterial.

11. Stock Incentive Plan
Prior to the Spin-Off, certain eligible employees of Veoneer participated in the Autoliv, Inc. 1997 Stock Incentive Plan and received Autoliv stock-based awards which include stock options, restricted stock units and performance shares. In connection with the Spin-Off, each outstanding Autoliv stock-based award as of June 29, 2018 was converted to stock awards having underlying shares of both Autoliv and Veoneer common stock.
The conversion that occurred on the Distribution Date was based on the following:

•
Stock Option (SOs) - A number of SOs comprising 50% of the value of the outstanding SOs calculated immediately prior to the Spin-Off continued to be applicable to Autoliv common stock. A number of SOs comprising the remaining 50% of the pre-spin value were replaced with options to acquire shares of Veoneer common stock.

•
Restricted Stock Units (RSUs) - A number of RSUs comprising 50% of the value of the outstanding RSU calculated immediately prior to the Spin-Off continued to be applicable to Autoliv common stock. A number of RSUs comprising the remaining 50% of the pre-spin value were replaced with RSUs with underlying Veoneer common stock.

•
Performance Shares (PSs) - Outstanding PSs were converted to time-based RSUs and were treated in the same manner as other outstanding RSUs (as described above) on the Distribution Date. The number of outstanding PSs were converted based on:

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
With certain limited exceptions, including the freezing of the Performance Measurement Date to December 31, 2017 as noted above, the SOs and RSUs after the Spin-Off are subject to the same terms and conditions (including with respect to vesting and expiration) that were applicable to such Autoliv stock-based awards immediately prior to the conversion and as described in the Audited Combined Financial Statements for the year ended December 31, 2017 and corresponding notes included in the Company’s Information Statement included in the current report on Form 8-K filed with the SEC on July 2, 2018. There were no stock-based compensation expense related to SOs for the three and nine months ended September 30, 2018 and 2017.
The Company recorded approximately $1 million and $4 million stock-based compensation expense related to RSUs and PSs for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2017, the Company recorded $1 million and $2 million, respectively, of stock-based compensation expense related to RSUs and PSs.
The Veoneer, Inc. 2018 Stock Incentive Plan was established and effective on June 29, 2018 to govern the Company’s stock-based awards that will be granted in the future. The Veoneer, Inc. 2018 Stock Incentive Plan authorizes the grant of 3 million shares of Veoneer common stock for future equity awards to Veoneer employees and non-employee directors and authorizes up to 1.7 million additional shares to be used for the conversion of outstanding Autoliv stock awards in connection with the Spin-Off. Approximately 1 million shares were used for the conversion of the outstanding grants.
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
In its products, the Company utilizes technologies which may be subject to intellectual property rights of third parties. While the Company does seek to procure the necessary rights to utilize intellectual property rights associated with its products, it may fail to do so. Where the Company so fails, the Company may be exposed to material claims from the owners of such rights. Where the Company has sold products which infringe upon such rights, its customers may be entitled to be indemnified by the Company for the claims they suffer as a result thereof. Such claims could be material. The table in Note 9 – Accrued Expenses summarizes the change in product related liabilities in the Condensed Consolidated Balance Sheets.
Product Related Liabilities
The Company records liabilities for product related risks when probable claims are identified and when it is possible to reasonably estimate costs. Provisions for warranty claims are estimated based on prior experience, likely changes in performance of newer products, and volume of the products sold. The provisions are recorded on an accrual basis.
The table below summarizes the change in product related liabilities in the Condensed Consolidated Balance Sheets.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Reserve at beginning of the period	$23	$20	$22	$30
Change in reserve	1	5	10	5
Cash payments	—	(2)	(8)	(12)
Transfers	—	—	—	—
Translation difference	—	—	—	1
Reserve at end of the period	$24	$23	$24	$23

For the three and nine months ended September 30, 2018 and 2017, provisions and cash paid primarily relate to recall and warranty related issues. The increase in the reserve balance as of September 30, 2018 compared to the prior year was mainly due to recall related issues offset by the cash payments for warranties and product liabilities.
Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of September 30, 2018 the indemnification asset amounting to $23 million represents substantially all of the product related liabilities included in the Other current assets in the Condensed Consolidated Balance Sheets. On May 18, 2018, the Company was informed by one of its customers that it would undertake a recall to proactively address a higher than usual warranty return ratio on one of the Company’s products. The estimated costs associated with this recall are approximately $6 million and were accrued as of September 30, 2018. A substantial portion of these costs are subject to indemnification by Autoliv.
Guarantees
Veoneer has certain guarantees in place and as of September 30, 2018 and December 31, 2017, direct guarantees are $15 million and $13 million, respectively, of such obligations. These represent the maximum potential amount of future (undiscounted) payments that Veoneer could be required to make under the guarantees in the event of default by the guaranteed parties.
13. Loss per share
Basic loss per share is computed by dividing net loss for the period by the weighted average number of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The calculation of diluted loss per share excludes all anti-dilutive common stock. The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2018 and 2017.

(U.S. dollars in millions, except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Numerator:
Basic and diluted:
Net loss attributable to common shareholders	$(68)	$(33)	$(162)	$(81)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	87.15	87.13	87.15	87.13
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	87.15	87.13	87.15	87.13

Basic loss per share	(0.78)	(0.38)	(1.86)	(0.93)
Diluted loss per share	(0.78)	(0.38)	(1.86)	(0.93)
1 Shares in the diluted loss per share calculation represent basic shares due to the net loss. The shares excluded from the calculation were 815,627 for the three and nine months ended September 30, 2018 and 2017 because they are anti-dilutive.
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

	Three Months Ended September 30		Nine Months Ended September 30
(Loss) Before Income Taxes	2018	2017	2018	2017
Electronics	$(36)	$(4)	$(66)	$(11)
Brake Systems	(9)	(6)	(23)	(11)
Segment operating (loss)/income	(45)	(10)	(88)	(22)
Corporate and other	(13)	(6)	(34)	(17)
Interest and other non-operating items, net	4	—	4	—
Loss from equity method investment	(15)	(10)	(45)	(18)
Loss before income taxes	$(70)	$(26)	$(163)	$(56)

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
Transactions with Autoliv Businesses
Veoneer and Autoliv entered into a Transition Services Agreement under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. As of the three and nine months ended September 30, 2018, Veoneer recognized $2 million and $5 million of expenses, respectively, under the Transition Services Agreement.
Throughout the periods covered by the Unaudited Condensed Consolidated Financial Statements, Veoneer sold finished goods to Autoliv. Related party sales to Autoliv businesses amount to $31 million and $73 million for the three and nine months ended September 30, 2018, respectively, and $19 million and $54 million for the three and nine months ended September 30, 2017, respectively.
Related Party Balances
Amounts due to and due from related parties are summarized in the below table:

	As of
RELATED PARTY	September 30, 2018	December 31, 2017
Related party receivable	$63	$—
Related party notes receivable	—	76
Related party payables	3	5
Related party long-term debt	12	62

Related party receivables are mainly driven by reseller agreements put in place in connection with the Spin-Off. The reseller agreements are between Autoliv and Veoneer and facilitate the temporary arrangement of the sale of Veoneer products manufactured for certain customers for a limited period after the Spin-Off. Autoliv will collect the customer payments and will remit the payments to Veoneer.
As of December 31, 2017, related party notes receivables relate to a long term loan between Veoneer and Autoliv entities, which was subsequently settled prior to the Spin-Off.

As of September 30, 2018, the related party payables mainly relate to an agreement between Veoneer-Nissin Brake Systems (VNBS) (a 51% owned subsidiary) and various Autoliv companies.

A portion of the related party long-term debt is subject to a long term loan agreement that was settled on June 29, 2018. As of September 30, 2018, all related party debt agreements were settled or terminated, with the exception of a capital lease arrangement at VNBS of $12 million and $11 million as of September 30, 2018 and December 31, 2017, respectively. The capital lease is with Nissin Kogyo, the 49% owner of VNBS.
In the third quarter, the Company recorded certain true-up adjustments related to amounts due to and from Autoliv with an offsetting increase to equity of $8 million. In addition, the Company recorded a true-up adjustment to its deferred tax amount of $3 million associated with the tax impacts of the legal organization prior to the Spin-Off, with an offsetting increase to equity.
Corporate Costs/Allocations
For the periods prior to April 1, 2018, the Unaudited Condensed Combined Financial Statements include corporate costs incurred by Autoliv for services that are provided to or on behalf of Veoneer. These costs consist of allocated cost pools and direct costs. Corporate costs have been directly charged to, or allocated to, Veoneer using methods management believes are consistent and reasonable. The method for allocating corporate function costs to Veoneer is based on various formulas involving allocation factors. The methods for allocating corporate administration costs to Veoneer are based on revenue, headcount, or other relevant metrics. However, the expenses reflected in the Unaudited Condensed Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Veoneer historically operated as a separate, stand-alone entity. All corporate charges and allocations have been deemed paid by Veoneer to Autoliv in the period in which the cost was recorded in the Unaudited Condensed Consolidated Statements of Operations. Effective April 1, 2018, Veoneer began performing certain functions using internal resources or third parties, and certain other services continued to be provided by Autoliv and directly charged to Veoneer. In addition, Veoneer personnel perform certain services for Autoliv, which are directly charged to Autoliv.
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

Cash Management and Financing
Prior to the Spin-Off, Veoneer participated in Autoliv’s centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems operated by Autoliv. Cash receipts were transferred to centralized accounts, also maintained by Autoliv. As cash was disbursed and received by Autoliv, it was accounted for by Veoneer through the Net Former Parent investment. All short-term and long-term debt was financed by Autoliv or by Nissin Kogyo and financing decisions for wholly and majority owned subsidiaries were determined by Autoliv’s corporate treasury operations. On the Distribution Date, Veoneer held approximately $1 billion of cash and cash equivalents. Upon the Spin-Off, Veoneer created its own corporate treasury operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Veoneer, Inc. (“Veoneer,” the “Company,” “we,” or “our”). This MD&A should be read in conjunction with the financial statements and accompanying notes to the financial statements included elsewhere herein, as well as the risk factors and other disclosures made in the Company’s Information Statement included in the current report on Form 8-K filed with the SEC on July 2, 2018.
The historical financial statements included in this Quarterly Report on Form 10-Q may not reflect what our business, financial position or results of operations would have been had we been a publicly traded company during the periods presented or what our results of operations, financial position and cash flow will be in the future now that we are a stand-alone publicly listed company.
Introduction
The following MD&A is intended to help you understand the business operations and financial condition of the Company. This MD&A is presented in the following sections:

•	Executive Overview

•	Trends, Uncertainties and Opportunities

•	Market Overview

•	Non-U.S. GAAP Financial Measures

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Other Matters

•	Contractual Obligations and Commitments

•	Significant Accounting Policies and Critical Accounting Estimates
Veoneer is a Delaware corporation with its principal executive offices in Stockholm, Sweden. The Company functions as a holding corporation and owns two principal operating subsidiaries, Veoneer AB and Veoneer US, Inc. On June 29, 2018 the spin-off of Veoneer from Autoliv, Inc. ("Autoliv") was completed through the distribution by Autoliv of all the outstanding shares of common stock of Veoneer to Autoliv’s stockholders as of the close of business on June 12, 2018, the common stock record date for the distribution, in a tax-free, pro rata distribution (the "Spin-Off"). On July 2, 2018, the shares of Veoneer common stock commenced trading on the New York Stock Exchange under the symbol “VNE” and the Veoneer Swedish Depository Receipts representing shares of Veoneer common stock commenced trading on Nasdaq Stockholm under the symbol “VNE SDB.”
Veoneer is a global leader in the design, development, manufacture, and sale of automotive safety electronics with a focus on innovation, quality and manufacturing excellence. Prior to the Spin-Off, Veoneer operated for almost four years as an operating segment within Autoliv.  Veoneer's safety systems are designed to make driving safer and easier, more comfortable and convenient for the end consumer and to intervene before a collision. Veoneer endeavors to prevent vehicle accidents or reduce the severity of impact in the event a crash is unavoidable. Through our customer focus, being an expert partner with our customers, we intend to develop human centric systems that benefit vehicle occupants.
Veoneer’s current product offerings include automotive radars, mono and stereo vision cameras, night vision systems, positioning systems, ADAS (advanced driver assist systems) electronic control units, passive safety electronics (airbag control units and crash sensors), brake control systems and a complete ADAS software offering towards highly automated driving (HAD) and eventually autonomous driving (AD). In addition, we offer driver monitoring systems, LiDAR sensors, RoadScape positioning and other technologies critical for HAD and AD solutions by leveraging our partnership network and internally developed intellectual property.

Executive Overview
We continue to see very rapid developments in the Active Safety market - new partnerships are being formed, new products introduced and for every model year an increasing number of new cars have Active Safety features available. It remains a dynamic and fast-growing market which means more long-term opportunities for Veoneer. However, the volatile nature of this evolving market and light vehicle fluctuations make the precise timing of its development difficult to predict. Considering this, we see the need to provide some updates on our progress towards our previously announced targets.
Based on the attractiveness of our Active Safety portfolio and strong customer relationships, we see a potential upside to our $4 billion 2022 total sales target, particularly for the $2 billion Active Safety sales target. We are encouraged by the fact that Active Safety, the growth engine of the company, continues to look very strong. In fact, Veoneer’s current total order intake for the last twelve months (LTM) is more than $1.3 billion average annual sales, with the majority coming from Active Safety.
To support the continued high order intake, the advanced system business we have already won, and further investment in long-term leadership in Active Safety, we intend to further increase our investments in RD&E. This investment decision for future growth means that we now anticipate reaching our 0-5% operating income target one to two years later than previously communicated.
In the short term, we see some delays in the start of production and slower ramp-ups of certain customer models along with some slight delays in expected business. These developments result in downside risk to our 2020 total sales target and we are therefore likely to reach $3 billion in total sales slightly later than previously anticipated. Despite this, Active Safety remains on-track to exceed $1 billion in sales in 2020.
Although the near-term slowdown in light vehicle production is affecting our 2018 sales, we saw several positive developments in the third quarter. Our order intake remained strong, we secured business for advanced future technologies and we had our first dedicated software feature sale.
We secured a contract for an advanced electronic control unit for Robo-taxis with a major global OEM and we also introduced to the market an advanced super computer “Zeus” for Autonomous Driving together with our partners Zenuity and NVIDIA.
We are well on track to fulfill our vision of being the trusted leader in mobility, while delivering long term value to our employees, customers and shareholders.
Outlook for 2018
Our full year 2018 consolidated net sales are expected to be lower than our previous indication due to declining light vehicle production (LVP) in our major markets and the continued strengthening of the US dollar during the second half of 2018.
Consequently, we are reducing our sales indication for full year 2018 to an organic sales decline of around 5% as compared to 2017, rather than a decline of around 3% in our earlier indication. In addition, the currency translation tailwind is reduced to 1% for the full year 2018 rather than around 3%. Net consolidated sales are now expected to decline 4% for full year 2018 as compared to 2017, rather than flat sales year over year.
Based on our current levels of customer call-offs and deliveries we expect fourth quarter sales to remain roughly at the same levels as third quarter and RD&E to increase around $20 million from the third quarter due to hiring 370 engineers.
Our earlier indications for Zenuity, capital expenditures and income tax expense remain unchanged. The monthly run-rate of Veoneer’s share of the net loss from the Zenuity JV is around $15 million per quarter. Veoneer capital expenditures are expected to be in the high single digits as a percentage of sales while income tax expense is expected to be around the low end of our range of $20 to $30 million for full year 2018.
We currently see some delays in the start of production and slower ramp-ups of certain customer models along with some slight delays in expected business wins.
These developments mean that we see some downside risk and are likely to reach our $3 billion total sales target for 2020 slightly later than previously anticipated, although Active Safety remains on track to exceed $1 billion in sales in 2020.
Based on the attractiveness of our Active Safety portfolio, strong customer relationships and continued strong order intake, we see a potential upside to our $4 billion 2022 total sales target, particularly the $2 billion Active Safety target.
While these signs are encouraging, we note that order intake can deviate significantly from quarter to quarter making the exact timing of the future sales growth difficult to forecast.
We intend to increase our investments in RD&E to account for the increase in engineering demands resulting from our high order intake, and the advanced nature of the system business we have already won and continue to pursue, and our need to invest further for long-term leadership in Active Safety toward Autonomous Driving continue to grow. This means that we now anticipate reaching our 0-5% operating income target one to two years later than previously communicated.
We expect our net cash to cover most of our funding requirements until the Company reaches a positive cash flow. However, additional funding may be required if we increase our order intake, or if the underlying business conditions change, or if we make acquisitions, or if we increase capital expenditures. If we generate more cash flow than expected, we may use this cash flow for capital investment, acquisitions, and general corporate purposes.
Trends, Uncertainties and Opportunities
Europe continues to take a pro-active role in promoting or requiring active safety technologies. The European New Car Assessment Program (“NCAP”) continuously updates its test rating program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2030, as compared to 2020. On May 17, 2018, the European Commission proposed a new mandate, as party of the EU general Safety Regulation road-map till 2028, to make certain active safety features compulsory in light vehicles by 2022. Such a mandate should significantly expand demand for our active safety products. If passed as proposed, certain safety features could be mandated in 2022 as new vehicle models are introduced to the European market. In any case General Safety Regulation (GSR) would have a positive influence on other market regulators as they evaluate their respective vehicle test rating programs and safety legislations.
In China, the Ministry of Industry and Information Technology issued the Key Working Points of Intelligent Connected Vehicle Standardization for 2018 to promote and facilitate the development of the intelligent connected vehicles industry, and advance the development of fundamental standards and those that are in urgent demand. The guideline has pointed out that more than 30 key standards will be defined by 2020 to fund the systems for ADAS and low-level autonomous driving, and a system of over 100 standards will be set up by 2025 for higher level autonomous driving.
During the third quarter of 2018 the Chinese government commenced testing of new vehicles according to the new China New Car Assessment Program (CNAP) where active safety features like Autonomous Emergency Braking (AEB) are required to achieve the maximum safety rating.
On October 4, 2018 the U.S. Department of Transportation (DoT) issued new voluntary guidelines on automated driving systems (ADS) under its “Preparing for the Future of Transportation: Automated Vehicles 3.0” initiative, building on its “Vision for Safety 2.0” from September 2017, which prioritized aligning federal guidance around twelve safety design elements of interest to the auto industry. This initiative should have a positive impact on the adoption of Advanced Driver Assistance Systems (ADAS) and Highly Automated Driving (HAD) on the road towards Autonomous Vehicles.
The UN ECE created the new Working Party to deal with regulations for Automated Vehicles (GRVA). In addition to the EU and Japan who started to work closely for ADAS regulations in the last 3 years, the U.S. and China indicated a willingness to be active in several working groups towards harmonization of future regulations for ADAS and AV. This would create a common umbrella for countries which follow type-approval rules (EU, Japan, Australia) and countries which are outside of type-approval system e.g., under self-certification regimes (U.S., Korea) or specific national rules (China).
Key future working fields for regulations are expected for (i) safety critical ADAS-features (e.g. AEB); (ii) Highway AV-features (Physical Tests + Real World Test Drive + Audit); (iii) Cybersecurity & SW-Updates; and (iv) Connected Vehicles. On one hand, the agreement on minimal common base requirements will take longer time and therefore may postpone introduction of regulations. On the other hand, the harmonization would help the industry while a more active position from China may help to pull forward some safety critical ADAS technologies which are not yet considered as relevant for regulation in EU and Japan (e.g. Blind Spot or Night Vision).
Market Overview

Millions, (except where specified)	Light Vehicle Production by Region - 2018
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Third Quarter (as of Oct-16-2018)	6.0	2.1	3.3	4.6	4.7	0.6	21.4
Change vs. Prior Year	-4.0%	-2.9%	1.7%	1.7%	-5.1%	-4.8%	-2.1%
During the third quarter of 2018, global light vehicle production decreased by around 2% as compared to 2017 mainly due to the production declines in Western Europe (9%), likely attributable to the introduction of the Worldwide Harmonized Light Vehicle Procedure ("WLTP"), China (4%), likely attributable to weaker consumer demand and record volumes in 2017 when tax incentive on 1.6 liter vehicles were still in place, along with South Korea (9%) likely attributable to fewer NAFTA exports due to production localization and local partial strike interruptions. Light vehicle demand in the Americas remained relatively strong where South

America and North America increased 2% and 2% respectively while India, included in Rest of Asia, increased 7% during the quarter as compared to 2017.

Millions, (except where specified)	Light Vehicle Production by Region - 2018
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
First nine months (as of Oct-16-2018)	18.8	6.7	9.8	14.5	16.5	1.9	68.2
Change vs. Prior Year	1.2%	-0.7%	2.3%	0.2%	0.2%	4.6%	0.8%
 During the first nine months of 2018, global light vehicle production was very mixed in the major markets where China increased around 1%, Europe and the Americas were essentially flat as compared to 2017. However, within those markets Western Europe has declined by around 2% and North America declined by around 1%. In addition, production growth in Rest of Asia of more than 2% was mainly driven by strong growth in India of 10% which was partially offset by declining production in South Korea of around 8% as compared to the same period in 2017.

Non-U.S. GAAP Financial Measures
Non-U.S. GAAP financial measures are reconciled in the MD&A portion of this Quarterly Report on Form 10-Q. In this report we refer to organic sales or changes in organic sales growth, a non-U.S. GAAP financial measure that the Company, investors and analysts use to analyze the Company’s sales trends and performance. We believe that this measure assists investors and management in analyzing trends in the Company’s business because the Company generates approximately 65% of sales in currencies other than in U.S. dollars (its reporting currency) and currency rates have been and can be rather volatile. Additionally, the Company has historically made several acquisitions and divestitures.  Organic sales and organic sales growth present the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rate fluctuations on the Company’s operations and results. The tables below present reconciliation of changes in the total U.S. GAAP net sales to changes in organic sales growth.
The Company also uses in this report EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s net income excluding interest expense, income taxes, depreciation and amortization. The Company also uses Segment EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s EBITDA which has been further adjusted to exclude certain corporate and other items. We believe that EBITDA and Segment EBITDA are useful measures for management, analysts and investors to evaluate operating performance on a consolidated and reportable segment basis, because they assist in comparing our performance on a consistent basis. The tables below provide reconciliations of net income to EBITDA and Segment EBTIDA.
The Company also uses in this report net working capital, a non-U.S. GAAP financial measure, which is defined as current assets (excluding cash and cash equivalent) less current liabilities. Management uses this measure to assess liquidity at a point in time. The table below provides a reconciliation of current assets and liabilities to net working capital.
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

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following tables show Veoneer’s performance by segment for the three months ended September 30, 2018 and 2017 along with components of change compared to the prior year.
Electronics Segment Performance

	Three Months Ended September 30						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018		2017		US GAAP Reported		Currency		Organic[1]
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$426		$449		$(23)	-5.1%	$(12)	-2.8%	$(10)	-2.3%
Operating Loss / Margin	$(36)	-8.4%	$(4)	-0.9%	$(32)
EBITDA1 / %	$(18)	-4.2%	$13	2.9%	$(31)
Associates	6,804		5,548		1,256
1 Non-U.S. GAAP measure reconciliation for Organic Sales and EBITDA
The net sales in the Electronics segment decreased by $23 million to $426 million for the quarter as compared to 2017. This decline was mainly attributable to the organic sales (non-U.S. GAAP measure) decline in Restraint Control Systems of $22 million.
The organic sales (non-U.S. GAAP measure) growth in Active Safety of $12 million was essentially offset by currency translation effects mainly related to the Euro versus the US dollar.
The operating loss for the Electronics segment increased to $36 million for the quarter from $4 million as compared to 2017 mainly due to the volume and product mix impact from lower organic sales and the increase in RD&E cost to support future organic sales growth and current development programs.
The EBITDA (non-U.S. GAAP measure) for the Electronics segment decreased by $31 million to negative $18 million for the quarter as compared to 2017. This decline is mainly due to the increased operating loss.
The number of associates in the Electronics segment increased by 1,256 to 6,804 as compared to 2017. This increase is primarily due to the hiring of engineers to support a strong order intake for both Active Safety and Restraint Control Systems.
Brake Systems Segment Performance

	Three Months Ended Septebmer 30						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018		2017		US GAAP Reported		Currency		Organic[1]
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$100		$118		$(18)	-15.3%	$(1)	-1.0%	$(17)	-14.3%
Operating Loss / Margin	$(9)	-9.0%	$(6)	-4.8%	$(3)
EBITDA1/ %	$—	0.1%	$4	3.3%	$(4)
Associates	1,467		1,576		(109)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and EBITDA
The net sales decreased by $18 million to $100 million in the Brake Systems segment for the quarter as compared to 2017. This sales decline was mainly attributable to lower delivery volumes on certain Honda vehicle models, particularly in North America and production disruptions due to flooding near certain customer factories in Mexico.
The operating loss for the Brake Systems segment increased to $9 million from $6 million as compared to 2017 mainly due to the volume and product mix impact from lower organic sales and a slight increase in RD&E net to support future organic sales growth which was partially offset by reductions in overhead costs.
During the quarter EBITDA (non-U.S. GAAP measure) was a break-even for the Brake Systems segment as compared to a positive $4 million in 2017. This was mainly due to the increase in operating loss of $3 million.

The number of associates in the Brake Systems segment declined by 109 to 1,467 as compared to 2017 primarily due to overhead reductions related to the Honda sales decline.
Corporate and Other Performance

	Three Months Ended September 30
Dollars in millions, (except where specified)	2018		2017		US GAAP Reported
	$	%	$	%	Chg. $	Chg.%
Net Sales	$—		$—		$—	—%
Operating Loss / Margin	$(13)	—%	$(6)	—%	$(7)
Segment EBITDA(1) / Margin	$(13)	—%	$(6)	—%	$(7)
Associates	39		—		39
1 Non-U.S. GAAP measure reconciliation for EBITDA
The operating loss and EBITDA (non-U.S. GAAP measure) for Corporate and other increased to negative $13 million from negative $6 million as compared to 2017 mainly due to the additional costs associated with being a standalone listed company.
The number of associates in Corporate and other increased to 39 as compared to 2017 mainly related to the hiring of additional personnel for being a standalone listed company. The associate and financial figures are not comparable since the 2017 financials are based on carve-out basis accounting rules.
Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the three months ended September 30, 2018 and 2017 along with components of change compared to the prior year.

Consolidated Net Sales	Three Months Ended September 30				Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018	2017	US GAAP Reported		Currency		Organic[1]
	$	$	Chg. $	Chg. %	$	%	$	%
Restraint Control Systems	$226	$251	$(25)	-10%	$(3)	-1.0%	$(22)	-9.0%
Active Safety	201	198	2	1%	(10)	-5.0%	12	6.0%
Brake Systems	100	118	(18)	-15%	(1)	-1.0%	(17)	-14.0%
Total	$526	$567	$(40)	-7.1%	$(14)	-2.4%	$(27)	-4.7%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Veoneer’s net sales decreased by around 7% to $526 million as compared to 2017. Organic sales (non-U.S. GAAP measure) declined by 4.7% while sales declined 2.4% due to currency translation effects, mainly related to a stronger US dollar.
During the quarter, organic sales (non-U.S. GAAP measure) developed below our internal expectations mainly due to a deterioration in light vehicle production (LVP) demand in our major markets. Overall, lower than expected sales in Restraint Control Systems, mainly in Asia, and Active Safety in North America and Europe, accounted for most of the shortfall.
Restraint Control Systems net sales for the quarter of $226 million decreased by 10% as compared to 2017. The organic sales (non-U.S. GAAP measure) decline of 9%, was mainly attributable to the phase out of certain vehicle models and lower vehicle production in China.
Active Safety net sales for the quarter of $201 million increased by 1% as compared to 2017. This improvement was primarily driven by an organic sales (non-U.S. GAAP measure) increase of 6%.
Strong demand for ADAS ECUs and vision systems on several vehicle models, mono vision on the Mini, and night vision to Audi and PSA accounted for most of the organic sales (non-U.S. GAAP measure) growth. This growth was mitigated by an unfavorable production model mix with certain customers in Western Europe and North America.
Brake Systems net sales of $100 million for the quarter decreased by approximately 15% as compared to 2017. This sales decline is mainly due to an organic sales (non-U.S. GAAP measure) decline of 14%, primarily due to lower delivery volumes on certain vehicle models, mainly the Honda Accord, and production disruptions due to flooding near certain customer factories in Mexico.

Veoneer Performance

	Three Months Ended September 30
(Dollars in millions, except per share data)	2018		2017
	Unaudited	%	Unaudited	%	Change
Net Sales	$526		$567		$(40)
Cost of sales	(428)	-81.2%	(458)	-80.8%	31
Gross Profit	99	18.8%	109	19.2%	(10)
SG&A	(44)	-8.3%	(28)	-4.9%	(16)
RD&E	(109)	-20.7%	(91)	-16.0%	(19)
Amortization of intangibles	(5)	-1.0%	(6)	-1.1%	1
Other income (expense), net	1	0.2%	—	—%	1
Operating Loss	(58)	-11.0%	(16)	-2.8%	(42)
Income (loss) from equity method investment	(15)	-2.9%	(10)	-1.7%	(5)
Loss before income tax expense	(70)	-13.2%	(26)	-4.5%	(44)
Income tax expense	(3)	-0.6%	(10)	-1.8%	7
Net loss	$(72)	-13.8%	$(36)	-6.4%	$(36)
Less Net loss attributable to non-controlling interest	(5)	-0.9%	(3)	-0.5%	(2)
Net loss attributable to controlling interest	$(68)	-12.9%	$(33)	-5.8%	$(35)
Loss per share	(0.78)		(0.38)

Gross Profit - The gross profit for the quarter of $99 million was $10 million lower as compared to 2017. The volume and product mix impact from lower organic sales was the main contributor. Net currency effects were negligible.
Operating Loss - This quarter represents the first quarter with a standalone cost structure for the company. The operating loss for the quarter of $58 million increased $42 million as compared to 2017.
The planned increase in RD&E investments of $19 million, mainly related to the hiring of engineers to support customer projects for future sales growth and current development programs, in addition to higher SG&A of $16 million, mostly related to the additional costs associated with being a standalone listed company, accounted for most of the change as compared to 2017. These figures include a positive net currency effect of around $3 million for the quarter as compared to 2017.
The combined effect of the amortization of intangibles and other income was $2 million favorable as compared to 2017.
Net Loss - The net loss for the quarter of $72 million increased by $36 million as compared to 2017.
In addition to the increased operating loss, Veoneer’s net loss from the Zenuity JV increased by $5 million to $15 million during the quarter as compared to 2017. This is mostly due to a higher cost run-rate related to the hiring of additional software engineers over the last 12 months bringing Zenuity’s total to around 600 employees and consultants. This was partially offset by higher net interest income of around $3 million.
Income tax for the quarter was $3 million as compared to $10 million in 2017. The lower tax expense was primarily impacted by a reduction in the pre-tax earnings of our profitable subsidiaries. Lastly, the non-controlling interest loss in Veoneer Nissin Brake Systems (VNBS) was $5 million for the quarter as compared to $3 million in 2017.
Loss per Share - The loss per share increased to $0.78 for the quarter as compared to a loss of $0.38 per share in 2017 due to the increased in net loss, as the share count was virtually unchanged.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following tables show Veoneer’s performance by segment for the nine months ended September 30, 2018 and 2017 along with components of change compared to the prior year.
Electronics Segment Performance

	Nine Months Ended September 30						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018		2017		US GAAP Reported		Currency		Organic[1]
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$1,367		$1,369		$(2)	-0.1%	$31	2.3%	$(33)	-2.4%
Operating Loss / Margin	$(66)	-4.8%	$(11)	-0.8%	$(54)
EBITDA1/%	$(12)	-0.9%	$50	3.7%	$(62)
Associates	6,804		5,548		1,256
1 Non-U.S. GAAP measure reconciliation for Organic Sales and EBITDA
Net sales in the Electronics segment for the first nine months of 2018 decreased by $2 million to $1,367 million as compared to 2017. The difference was attributable to organic sales (non-U.S. GAAP measure) decline in Restraint Control Systems of approximately $75 million which was essentially offset by Active Safety organic sales (non-U.S. GAAP measure) growth of around $43 million and favorable currency translation effects of around $31 million.
The operating loss in the Electronics segment increased by $54 million to $66 million for the first nine months of 2018 as compared to 2017. The increase is mainly due to the volume and product mix impact from lower organic sales and a planned increase in RD&E costs to support future sales growth.
For the first nine months of 2018, the Electronics segment EBITDA (non-U.S. GAAP measure) of negative $12 million declined by $62 million as compared to 2017. In addition to the increased operating loss, amortization of intangibles declined mainly related to the effects of the MACOM acquisition.
The number of associates in the Electronics segment increased by approximately 900 since December 31, 2017 to 6,804 mainly due to increases in RD&E to support future organic sales growth and current development programs.
Brake Systems Segment Performance

	Nine Months Ended September 30						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018		2017		US GAAP Reported		Currency		Organic[1]
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$325		$363		$(38)	-10.5%	$9	2.3%	$(47)	-12.9%
Operating Loss / Margin	$(23)	-7.0%	$(11)	-2.9%	$(12)
EBITDA1/ %	$6	1.8%	$18	5.1%	$(13)
Associates	1,467		1,576		(109)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and EBITDA
The net sales of $325 million in the Brake Systems segment for the first nine months of 2018 decreased by $38 million as compared to 2017. The decline was mainly attributable to lower volumes on certain Honda models, primarily in North America which was partially offset by higher volumes in Japan.
The operating loss in the Brake Systems segment increased by $12 million to $23 million in the first nine months of 2018 as compared to 2017. This is mainly due to the volume and product mix impact from lower organic sales (non-U.S. GAAP measure) and slight increase in RD&E costs to support sales growth which was partially offset by reduced overhead costs.
For the first nine months of 2018, the Brake Systems segment EBITDA of $6 million declined $13 million as compared to 2017. The increase in operating loss accounted for most of the decline while depreciation and amortization of intangible assets remained relatively unchanged.
The number of associates in the Brake Systems segment declined by 120 since December 31, 2017 to 1,467 mainly due to the reductions in direct manufacturing as well as production overhead and SG&A due to the decline in organic sales (non-U.S. GAAP measure).

Corporate and Other Performance

	Nine Months Ended September 30
Dollars in millions, (except where specified)	2018		2017		US GAAP Reported
	$	%	$	%	Chg. $	Chg.%
Net Sales	$—		$—		$—	—%
Operating Loss / Margin	$(34)	—%	$(17)	—%	$(17)
Segment EBITDA(1) / Margin	$(34)	—%	$(17)	—%	$(17)
Associates	39		—		39
1 Non-U.S. GAAP measure reconciliation for EBITDA
The operating loss and EBITDA (non-U.S. GAAP measure) for Corporate and other for the first nine months increased to negative $34 million from negative $17 million as compared to 2017 mainly resulting from the additional costs associated with being a standalone listed company.
The number of associates in Corporate and other increased to 39 from the previous quarter in 2018. The associate and financial figures are not comparable since the 2017 financials are based on carve-out basis accounting rules.
Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the nine months ended September 30, 2018 and 2017 along with components of change compared to the prior year.

Consolidated Net Sales	Nine Months Ended September 30				Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2018	2017	US GAAP Reported		Currency		Organic[1]
	$	$	Chg. $	Chg. %	$	%	$	%
Restraint Control Systems	$739	$788	$(48)	-6.0%	$27	3.0%	$(75)	-10.0%
Active Safety	628	581	47	8.0%	4	1.0%	43	7.0%
Brake Systems	325	361	(36)	-10%	8	2.0%	(44)	-12.0%
Total	$1,692	$1,729	$(37)	-2.1%	$40	2.3%	$(77)	-4.4%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net sales for the first nine months of 2018 decreased by $37 million to $1,692 million as compared to 2017. The organic sales (non-U.S. GAAP measure) decline of 4.4% was partially offset by positive currency translation effects of 2.3%, mainly due to a weaker US dollar.
The sales decline in Restraint Control Systems and Brake Systems, was partially offset by Active Safety organic sales growth. We expect the sales trend in these two product areas to rebound during the latter part of 2019 and into 2020 based on business awarded during 2016 and 2017.
Restraint Control Systems net sales of $739 million for the first nine months of 2018 decreased by 6% as compared to 2017. The organic sales decline of 10% was mainly driven by the phase-out of certain models.
Active Safety net sales of $628 million for the first nine months of 2018 increased by 8% as compared to 2017. This increase was driven by an increase in organic sales (non-U.S. GAAP measure) of 7%.
Strong demand for vision systems, ADAS ECUs and radar products on multiple models accounted for most of the organic sales growth together with night vision systems to PSA and Audi. This strong growth was partially offset by the continued ramp-down of current GPS business with Ford and an underlying weaker LVP environment.
Brake Systems net sales of $325 million for the first nine months of 2018 decreased by approximately 10% as compared to 2017, mainly due to an organic sales (non-U.S. GAAP measure) decline of around 12%, mostly due to lower volumes on certain Honda vehicle models, primarily in North America.

Veoneer Performance

	Nine Months ended September 30
(Dollars in millions, except per share data)	2018		2017
	Unaudited	%	Unaudited	%	Change
Net Sales	$1,692		$1,729		$(37)
Cost of sales	(1,371)	-81.0%	(1,387)	-80.2%	17
Gross Profit	321	19.0%	342	19.8%	(20)
SG&A	(112)	-6.6%	(83)	-4.8%	(29)
RD&E	(334)	-19.7%	(280)	-16.2%	(54)
Amortization of intangibles	(16)	-0.9%	(30)	-1.7%	14
Other income (expense), net	18	1.1%	12	0.7%	5
Operating Loss	(122)	-7.2%	(39)	-2.2%	(83)
Income (loss) from equity method investment	(45)	-2.7%	(18)	-1.0%	(28)
Loss before income tax expense	(163)	-9.6%	(56)	-3.2%	(106)
Income tax expense	(12)	-0.7%	(32)	-1.8%	19
Net loss	$(175)	-10.4%	$(88)	-5.1%	$(87)
Less Net (loss) attributable to non-controlling interest	(13)	-0.8%	(7)	-0.4%	(6)
Net Loss attributable to controlling interest	$(162)	-9.6%	$(81)	-4.7%	$(81)
Loss per share	(1.86)		(0.93)

Gross Profit - The gross profit of $321 million for the first nine months of 2018 was $20 million lower as compared to 2017. The volume and product mix impact from lower organic sales was partially offset by net positive currency effects of around $14 million.
Operating Loss - The operating loss of $122 million for the first nine months of 2018 increased by $83 million as compared to 2017, including a net favorable currency benefit of $6 million.
The planned increase in RD&E investments of $54 million, mainly related to the increase in engineers for future sales growth and current development programs, as well as $29 million higher SG&A, mainly resulting from the additional costs associated with being a standalone public company, accounted for most of the change as compared to 2017.
These effects were partially offset by a decrease of $14 million in the amortization of intangibles related to acquisitions, where prior year amortizations were the result of an impairment charge in 2017 and a $5 million increase in other income, as compared to 2017.
Net Loss - The net loss for the first nine months of 2018 of $175 million was $87 million more as compared to 2017.
In addition to the operating loss impact, the Veoneer's net loss from the Zenuity JV increased by $28 million for the first nine months of 2018 due to an increase in the net cost run-rate related to the hiring of software engineers and an additional quarter of cost in 2018, since the JV was formed in April 2017. Interest income increased by $3 million as compared to 2017.
Income tax for the first nine months of 2018 was $12 million as compared to $32 million in 2017. The tax expense was primarily impacted by a reduction in the pre-tax earnings of our profitable subsidiaries.
The non-controlling interest loss in the VNBS JV was $13 million for the first nine months of 2018 as compared to $7 million loss in 2017.
Loss per Share - The loss per share for the first nine months of 2018 increased to $1.86 as compared to a loss of $0.93 per share in 2017 due to the increased net loss, as the share count was virtually unchanged.

Reconciliations of U.S. GAAP to non U.S. GAAP

	Three months ended		Nine months ended
Net Loss to EBITDA	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net Loss	$(72)	$(36)	$(175)	$(88)
Depreciation and amortization	27	26	82	91
Loss from equity method investment	15	10	45	18
Interest and other non-operating items, net	(4)	—	(4)	—
Income tax	3	10	12	32
EBITDA	$(31)	$10	$(40)	$52

	Three months ended		Nine months ended
Segment EBITDA	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Electronics	$(18)	$13	$(12)	$50
Brake Systems	—	4	6	18
Segment EBITDA	(18)	17	(6)	69
Corporate and other	(13)	(6)	(34)	(17)
EBITDA	$(31)	$10	$(40)	$52

	As of
Working Capital to Net Working Capital Dollars in millions, (expect where specified)	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Total current assets	$1,648	$1,699	$648	$653
Total current liabilities	630	584	590	568
Working capital	1,018	1,115	58	85
Cash and cash equivalents	(919)	(980)	—	—
Net working capital	$99	$135	$58	$85

Liquidity and Capital Resources
Liquidity
As of September 30, 2018, the Company had cash and cash equivalents of $919 million and short-term investments of $5 million.
The Company's primary source of liquidity is the existing cash balance of $919 million and $5 million of short-term investments which will primarily be used for ongoing working capital requirements, capital expenditures, investments in joint ventures, particularly Zenuity and certain anticipated business combinations. We expect the cash balance to cover most of our funding requirements until the Company reaches a positive cash flow. However, additional funding may be required if we increase our order intake, requiring additional investments in engineering; if the expected cash flow from operations is delayed or diminished; or if management invests in acquisitions or other capital investment projects. To the extent we generate more cash flow than expected, we may consider using this cash flow for undertaking new capital investment projects, strategic acquisitions, and general corporate purposes.
During the year ended December 31, 2017, the Company entered an unconditional purchase obligation for $10 million to be paid in 2019. The amount will be reimbursed by Zenuity. In addition, the Company has a holdback of $2 million related to the Fotonic acquisition to be paid in 2019. See Note 4, Business Combinations, to the Condensed Consolidated Financial Statements included herein. The Company has no other material obligations other than short-term obligations related to operations, inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of September 30, 2018, Veoneer contributed a total of $7 million to the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the fund.

Cash Flows

	Nine Months Ended September 30
Dollars in millions, (except where specified)	2018	2017
Selected cash flow items	$	$
Net cash provided by operating activities	$(181)	$(51)
Capital expenditures	$(123)	$(70)
Equity method investment	$(71)	$(112)
Net Cash Used in Investing Activities	$(120)	$(182)
Net Cash Provided by Financing Activities	$1,206	$232
Net Cash Used in Operating Activities - Net cash used in operating activities of $181 million for the first nine months of 2018 increased by $131 million as compared to 2017 due to the change in net loss and timing of changes in working capital.
Days receivables outstanding, outstanding receivables relative to average daily sales, were 81 at September 30, 2018, compared to 72 at September 30, 2017. Days inventory outstanding, outstanding inventory relative to average daily sales, were 23 as of September 30, 2018, compared to 21 at September 30, 2017.
Net Cash Used in Investing Activities - Net cash used in investing activities of $120 million for the first nine months of 2018 was $62 million lower as compared to 2017, mainly due to higher capital expenditures, which was more than offset by lower affiliate investments and related party notes receivable.
Net Cash Provided by Financing Activities - Net cash provided by financing activities for the nine months of 2018 includes the net capital contribution from Autoliv at the Distribution Date.  The nine months of 2018 and 2017 both include  net transfers from Former Parent.  In 2017, the Company had an increase in related party debt which was repaid in 2018.
Net Working Capital - The net working capital (non-U.S. GAAP measure) of $99 million at the end of the quarter was a decrease of $36 million as compared to the prior quarter in 2018. The decrease was mainly due to timing effects in working capital.
The net working capital (non-U.S. GAAP measure) of $99 million at the end of the quarter was an increase of $40 million since December 31, 2017. This increase was mainly due to timing of effects in working capital.
Capital Expenditures - Capital expenditures during the first nine months of 2018 of $123 million was around 7% of sales and $53 million more as compared to 2017. This level as a percentage of sales is slightly lower than the expectation for the full year 2018.
Shareholder Equity - Shareholders equity, excluding non-controlling interest for the quarter of $1,936 million includes the cash liquidity provided from Autoliv immediately prior to the spin-off.
Associates - The number of associates increased to 8,310 from 7,937 in the previous quarter, mainly due to the hiring of close to 370 engineers to support our future sales growth. Over the last 12 months, around 1,000 engineers have been hired while temporary associates have increased by close to 200.

Number Associates		September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Total Associates		8,310	7,937	7,484	7,124
Whereof:	Direct Manufacturing	2,186	2,229	2,232	2,145
	R,D&E	4,327	3,959	3,576	3,320
	Temporary	1,254	1,246	1,151	1,052
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

Contractual Obligations and Commitments
There have been no significant changes to the contractual obligation and commitments disclosed in the Company's Information Statement included in the current report on Form 8-K filed with the SEC on July 2, 2018.
Significant Accounting Policies and Critical Accounting Estimates
See Note 2, “New Accounting Standards” to the accompanying Condensed Consolidated Financial Statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2018, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Information Statement included with the current report on Form 8-K filed with the SEC on July 2, 2018.
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
For a description of our material legal proceedings, see Note 12 Contingent Liabilities – Legal Proceedings to our Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
As of September 30, 2018, there have been no material changes to the risk factors that were previously disclosed in the Company’s Information Statement included in the current report on Form 8-K filed with the SEC on July 2, 2018.
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

10.1*+	Addendum to Employment Agreement, dated August 20, 2018, by and between Veoneer, Inc. and Jan Carlson.

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

+	Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 25, 2018
VEONEER, INC.
(Registrant)

By:	/s/ Mathias Hermansson
Mathias Hermansson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)