Form 10-Q
period 2019-03-31
Veoneer, Inc.
filed 2019-04-29
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2019 Commission File No.: 001-38471

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:  ☐    No:  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 22, 2019, there were 87,347,940 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.

Exhibit index located on page 37

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
New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: cyclical nature of automotive sales and production; changes in general industry and market conditions or regional growth or decline; our ability to achieve the intended benefits from our separation from our former parent; our ability to be awarded new business or loss of business from increased competition; higher than anticipated costs and use of resources related to developing new technologies; our ability to secure financing to meet future capital needs; higher raw material, energy and commodity costs; component shortages; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other post-retirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; and other risks and uncertainties contained in this Quarterly Report on Form 10-Q, and in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on February 22, 2019.
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

Veoneer, Inc.

Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Veoneer, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended March 31,
		2019	2018
Net sales	Note 3	$494	$594
Cost of sales		(409)	(483)
Gross profit		85	112
Selling, general and administrative expenses		(52)	(31)
Research, development and engineering expenses, net		(156)	(106)
Amortization of intangibles		(5)	(5)
Other income, net		—	15
Operating loss		(128)	(16)
Loss from equity method investment	Note 8	(17)	(14)
Interest income		3	—
Loss before income taxes	Note 14	(142)	(30)
Income tax expense	Note 6	(6)	(7)
Net loss		$(148)	$(37)
Less: Net loss attributable to non-controlling interest		(11)	(5)
Net loss attributable to controlling interest		$(137)	$(32)

Net loss per share - basic	Note 13	$(1.57)	$(0.36)
Net loss per share - diluted		$(1.57)	$(0.36)

Weighted average number of shares outstanding, (in millions)		87.24	87.13
Weighted average number of shares outstanding, assuming dilution (in millions)		87.24	87.13
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended March 31,
	2019	2018
Net loss	$(148)	$(37)
Other comprehensive income (loss), before tax:
Change in cumulative translation adjustment	(11)	11
Other comprehensive income (loss), before tax	(11)	11
Expense for taxes	—	—
Other comprehensive income (loss), net of tax	(11)	11
Comprehensive loss	$(159)	$(26)
Less: Comprehensive loss attributable to non-controlling interest	(11)	(2)
Comprehensive loss attributable to controlling interest	$(148)	$(24)
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents		$715	$864
Short-term investments		—	5
Receivables, net		364	376
Inventories, net	Note 7	170	172
Related party receivables	Note 15	43	64
Prepaid expenses		39	39
Other current assets		21	22
Total current assets		1,352	1,543
Property, plant and equipment, net		521	499
Operating lease right-of-use assets		70	—
Equity method investment	Note 8	81	101
Goodwill		290	291
Intangible assets, net		96	102
Deferred tax assets		10	11
Related party notes receivables	Note 15	—	1
Investments		8	8
Other non-current assets		91	77
Total assets		$2,519	$2,632
Liabilities and equity
Accounts payable		$307	$369
Related party payables	Note 15	4	16
Accrued expenses	Note 9	214	193
Income tax payable		7	9
Related party short-term debt		2	1
Other current liabilities		59	47
Total current liabilities		593	636
Related party long-term debt	Note 15	13	13
Pension liability	Note 10	20	20
Deferred tax liabilities		14	13
Operating lease non-current liabilities	Note 4	53	—
Finance lease non-current liabilities	Note 4	33	1
Other non-current liabilities		25	24
Total non-current liabilities		158	70
Commitments and contingencies	Note 12
Equity
Common stock (par value $1.00, 325 million shares authorized, 87 million shares issued and outstanding as of March 31, 2019 and December 31, 2018)		87	87
Additional paid-in capital		1,939	1,938
Accumulated deficit		(318)	(181)
Accumulated other comprehensive loss		(30)	(19)
Total equity		1,678	1,826
Non-controlling interest		90	101
Total equity and non-controlling interest		1,768	1,927
Total liabilities, equity and non-controlling interest		$2,519	$2,632
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three months ended March 31, 2019
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$87	$1,938	$(181)	$(19)	$101	$1,927
Comprehensive Income (Loss):
Net loss	—	—	(137)	—	(11)	(148)
Foreign currency translation	—	—	—	(11)	—	(11)
Stock based compensation expense	—	1	—	—	—	1
Total Comprehensive Income (Loss)	—	1	(137)	(11)	(11)	(158)
Balance at end of period	$87	$1,939	$(318)	$(30)	$90	$1,768

	Three months ended March 31, 2018
	Equity attributable to
	Net Former Parent Investment	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$844	$(8)	$122	$957
Comprehensive Income (Loss):
Net loss	(32)	—	(5)	(37)
Foreign currency translation	—	8	3	11
Total Comprehensive Income (Loss)	(32)	9	(2)	(26)
Net transfers from Former Parent	105	—	1	107
Balance at end of period	$917	$—	$121	$1,038

Veoneer, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(148)	$(37)
Depreciation and amortization	29	28
Undistributed loss from equity method investments	17	14
Stock-based compensation	—	1
Contingent consideration write-down	—	(14)
Deferred income taxes	3	(1)
Other, net	7	(8)
Change in operating assets and liabilities:
Accounts payable	(33)	—
Related party receivables and payables, net	7	1
Income taxes	(2)	1
Accrued expenses	22	—
Other current assets and liabilities, net	10	—
Receivables, gross	7	(62)
Inventories, gross	(3)	(1)
Prepaid expenses	(6)	—
Net cash used in operating activities	(90)	(79)

Investing activities
Net decrease in related party notes receivable	—	76
Capital expenditures	(59)	(31)
Equity method investment	—	(71)
Short-term investments mature into cash	5	—
Proceeds from sale of property, plant and equipment	—	2
Net cash used in investing activities	(54)	(25)

Financing activities
Net transfers from Former Parent	—	107
Net increase in related party short-term debt	1	23
Net increase in debt	1	—
Decrease in related party long-term debt	—	(26)
Net cash provided by financing activities	2	104
Effect of exchange rate changes on cash and cash equivalents	(7)	—
Decrease in cash and cash equivalents	(149)	—
Cash and cash equivalents at beginning of period	864	—
Cash and cash equivalents at end of period	$715	$—
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
1. Basis of Presentation
On June 29, 2018 (the “Distribution Date”), Veoneer, Inc. (“Veoneer” or “the Company”) became an independent, publicly-traded company as a result of the distribution by Autoliv, Inc. (“Autoliv” or “Former Parent”) of 100 percent of the outstanding common stock of Veoneer to the stockholders of Autoliv (the “Spin-Off”). Each Autoliv stockholder and holder of Autoliv’s Swedish Depository Receipts (SDRs) of record as of certain specified dates received one share of Veoneer common stock or one Veoneer SDR, respectively, for every one share of Autoliv common stock or Autoliv SDR. The Spin-Off was completed on June 29, 2018 in a tax free transaction pursuant to Section 355 of the U.S. Internal Revenue Code.
On July 2, 2018, Veoneer common stock began regular trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “VNE” and Veoneer SDRs began trading on Nasdaq Stockholm under the symbol “VNE-SDB”. Agreements entered into between Veoneer and Autoliv in connection with the Spin-Off govern the relationship between the parties following the Spin-Off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided on a temporary basis between the parties.
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
The accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2018 have been prepared from Autoliv’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Autoliv. Prior to the Spin-Off, Autoliv’s net investment in these operations (Former Parent equity) is shown in lieu of a controlling interest’s equity in the unaudited condensed consolidated financial statements. Subsequent to the Spin-Off and the related distribution of shares, Veoneer Common stock, Additional paid-in capital and future income (losses) were reflected in Retained earnings (Accumulated deficit). For periods prior to June 29, 2018, the Company’s financial statements are presented on a combined basis and for the periods subsequent to June 29, 2018, they are presented on a consolidated basis (all periods hereinafter are referred to as "Condensed Consolidated Financial Statements").
The unaudited condensed consolidated financial statements include the historical operations, assets, and liabilities that were considered to comprise the Veoneer business. All of the allocations and estimates in the unaudited condensed consolidated financial statements are based on assumptions that management of Autoliv and Veoneer believe are reasonable. However, the historical statements of operations, comprehensive loss, balance sheets, and cash flows of Veoneer included herein may not be indicative of what they would have been had Veoneer actually been a stand-alone entity during such periods, nor are they necessarily indicative of Veoneer's future results.
The accompanying unaudited condensed consolidated financial statements for Veoneer do not include all of the information and notes required by the accounting principles generally accepted in the U.S. (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Veoneer’s Audited Consolidated Financial Statements for the year ended December 31, 2018 and corresponding notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
Certain amounts in the unaudited condensed consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts.

2. Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
New Accounting Standards
Adoption of New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2016-02 in the annual period beginning January 1, 2019. The Company applied the modified retrospective transition method and elected the transition option to use the effective date January 1, 2019, as the date of initial application. The Company did not adjust its comparative period financial statements for effects of ASU 2016-02, and has not made the new required lease disclosures for periods before the effective date. The Company has recognized its cumulative effect transition adjustment as of the effective date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, have allowed the Company to carry forward the historical lease classification. The adoption of the new standard resulted in recording operating lease assets and lease liabilities of approximately $75 million as of January 1, 2019. The adoption of the new lease standard did not have a material impact on the Company's Condensed Consolidated Statements of Operations or Statements of Cash Flows.

Balance Sheet (Dollars in millions)	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Assets
Right-of-use assets, operating leases	$—	$75	$75
Current liabilities
Other current liabilities	—	16	16
Non-current liabilities
Operating lease liabilities - non-current	—	57	57
Equity
Accumulated deficit	(181)	—	(181)
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
Accounting Standards Issued But Not Yet Adopted
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. ASU 2018-14 removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and the effects of a one-percentage point change in assumed health care cost trend rates. ASU 2018-14 requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on the Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact on the Condensed Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2016-13 on the Condensed Consolidated Financial Statements.
3. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary region and products of revenue recognition.
Net Sales by Region

(Dollars in millions)	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$89	$72	$161	$112	$99	$211
Americas	154	15	169	179	14	193
Europe	164	—	164	190	—	190
Total	$407	$87	$494	$481	$114	$594
Net Sales by Products

(Dollars in millions)	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$215	$—	$215	$268	$—	$268
Active Safety products	192	—	192	213	—	213
Brake Systems	—	87	87	—	114	114
Total net sales	$407	$87	$494	$481	$114	$594
4. Leases
The Company has operating and finance leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 month to 5 year(s). As of March 31, 2019, assets recorded under finance leases were $48 million, and accumulated depreciation associated with finance leases was $2 million.

The Company has elected the practical expedient not to separate lease components from non-lease components for all its underlying assets.
If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgement when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.
The components of lease expense for the three months ended were as follows:

(in millions)	March 31, 2019
Operating lease cost	$5
Finance lease cost
Amortization of right-of-use assets	1
Interest on lease liabilities	—
Total finance lease cost	1
Short-term lease cost	—
Variable lease cost	—
Total lease cost	$6
Other information related to leases for the three months ended was as follows:

(in millions, except lease term and discount rate)	March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4
Operating cash flows used for finance leases	—
Financing cash flows used for finance leases	—
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	4
Finance leases	33
Weighted-average remaining lease term
Operating Leases	7
Finance Leases	12
Weighted-average discount rate
Operating leases	4.1%
Finance leases	4.9%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

(in millions)	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$13	$2
2020	15	3
2021	12	14
2022	10	3
2023	8	3
Thereafter	24	38
Total lease payments	82	63
Less imputed interest	13	18
Total lease liabilities	$69	$45

Leases obligations reported as of March 31, 2019 were as follows:

(in millions)	Operating Leases	Finance Leases
Other current liabilities	$13	$1
Lease liabilities - non current	53	33
Total lease liabilities	$66	$34
As of March 31, 2019, the Company has additional obligations relating to operating leases, primarily for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment, that have not yet commenced of $39 million. These operating leases will commence during 2019 with lease terms of 2 years to 15 years.
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
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of March 31, 2019 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the unaudited condensed consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
During the first quarter of 2018, forward contracts designated as cash flow hedges of certain external purchasing were terminated. The loss associated with such termination was not material.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheets. The notional value of the derivatives not designated as hedging instruments was $98 million as of March 31, 2019 and $103 million as of December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the liability of the derivatives not designated as hedging instruments was less than $1 million.

For the three months ended March 31, 2019 and 2018, the gains and losses on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations were less then $1 million and $1 million, respectively.
Contingent consideration - The fair value of the contingent consideration related to the M/A-COM acquisition on August 17, 2015 is re-measured on a recurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. The Company adjusted the fair value of the earn-out liability to $14 million in the first quarter of 2017 based on actual revenue levels to date as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. Income of approximately $13 million was recognized within Other income in the Unaudited Condensed Consolidated Statements of Operations in the first quarter of 2017 due to the decrease in the contingent consideration liability. The remaining fair value of the earn-out liability of $14 million as of December 31, 2017 was fully released and recognized within Other income in the first quarter of 2018, driven by changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period such that management no longer believes that there are any scenarios under which the earn-out criteria could be met. Management has updated its analysis as of March 31, 2019 and continues to believe that the fair value of the contingent consideration is $0 million.
Items Measured at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. No such non-recurring measurements were made during the period ended March 31, 2019.
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
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of March 31, 2019 and December 31, 2018, Veoneer contributed approximately $8 million to the investment in Autotech Fund I, L.P.
The carrying amounts reflected in the Condensed Consolidated Balance Sheet in Investments for the Autotech Fund I, L.P approximates its fair values.
6. Income Taxes
The income tax provision for the three month periods ended March 31, 2019 and 2018 was $6 million and $7 million, respectively. Discrete items, net were expense of $3 million and less than $1 million for the periods ended March 31, 2019 and 2018, respectively. Veoneer's  effective tax rate differs from an expected statutory rate primarily due to losses in certain jurisdictions that are not benefited.
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has completed its accounting for the effects of the Act on the Company’s deferred tax balances as of the enactment date. Pursuant to the Tax Matters Agreement entered into with Autoliv in connection with the Spin-Off, Autoliv is the primary obligor on all taxes which relate to any period prior to April 1, 2018. Consequently, the Company is not liable for any transition taxes under the Act.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. Valuation allowances have been established for the Company’s United States, Swedish, French, Japanese operations, certain Chinese operations and the Company’s joint venture in Japan.
The Company has reserves for income taxes that represent the Company’s best estimate of the potential liability for tax exposures. Inherent uncertainties exist in estimates of tax exposures due to changes in tax law, both legislated and concluded through the various jurisdictions’ court systems. Any income tax liabilities resulting from operations prior to April 1, 2018, are assumed to be settled with Former Parent on the last day Veoneer was part of the Autoliv group and were relieved through the Net Former Parent investment. There were no material changes to the Company’s uncertain tax positions as of March 31, 2019. The Company files income tax returns in the United States federal jurisdiction, and various states and non-U.S. jurisdictions. Under local tax law, a Veoneer entity may have been required to file its income tax returns combined with an Autoliv entity up to and including the date of the Spin-Off. Subsequent to the Spin-Off, Veoneer will file its income tax returns on a stand-alone basis.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense.
7. Inventories
Inventories are stated at the lower of cost (principally on a first-in-first-out basis, "FIFO") and net realizable value. The components of inventories were as follows:

	As of
	March 31, 2019	December 31, 2018
Raw materials	$118	$108
Work in progress	11	15
Finished products	64	71
Inventories	$193	$194
Inventory valuation reserve	(23)	(23)
Total inventories, net of reserve	$170	$172
8. Equity Method Investment
As of March 31, 2019, the Company has one equity method investment in Zenuity a 50% joint venture ownership with Volvo cars.
At the end of the first quarter of 2018, Veoneer contributed SEK 600 million (approximately $71 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.
The profit and loss attributed to the investment is shown in the line item Loss from equity method investment in the Unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity’s loss for the three months ended March 31, 2019 and 2018 was $17 million and $14 million, respectively. As of March 31, 2019 and December 31, 2018, the Company’s equity investment in Zenuity amounted to $81 million and $101 million, respectively, after consideration of foreign exchange movements.
Certain Unaudited Summarized Income Statement information of Zenuity, for the three months ended March 31, 2019 and 2018, is shown below:

	Three Months Ended March 31
	2019	2018
Net sales	$—	$1
Gross profit	—	—
Operating loss	(34)	(28)
Loss before income taxes	(34)	(28)
Net loss	$(34)	$(28)

9. Accrued Expenses

	As of
	March 31, 2019	December 31, 2018
Operating related accruals	$63	$55
Employee related accruals	71	66
Customer pricing accruals	44	39
Product related liabilities[1]	14	16
Other accruals	22	18
Total Accrued Expenses	$214	$193
1 As of March 31, 2019 and December 31, 2018 was $11 million and $14 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
10. Retirement Plans
Defined Benefit Pension Plans
The defined benefit pension plans impacting the Veoneer financial results include the following:
Existing Veoneer Plans comprised of plans in Japan, Canada, and France, Transferred Veoneer Plans comprised of plans in Germany, India, Japan, and South Korea, and Autoliv Sponsored Plans comprised of plans in Sweden and the U.S.
Existing Veoneer Plans
The defined benefit pension plans for eligible participants in Japan, Canada, and France prior to the Spin-Off continue to provide pension retirement benefits to the Company’s employees subsequent to the Spin-Off.
The Company’s net periodic benefit costs for the Existing Veoneer Plans for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31
	2019	2018
Service cost	$1	$1
Interest cost	—	—
Expected return on plan assets	(1)	(1)
Net periodic benefit cost	$—	$1
The service cost and amortization of prior service cost components are reported among employee compensation costs in the Unaudited Condensed Consolidated Statements of Operations. The remaining components (interest cost, expected return on plan assets and amortization of actuarial loss) were not material in the Unaudited Condensed Consolidated Statements of Operations.
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
Autoliv ASP, Inc. Excess Pension Plan
Autoliv ASP, Inc. Supplemental Pension Plan
On April 1, 2018, it was determined that the assets, liabilities, and associated accumulated other comprehensive income (loss) of the Sweden plan for all Veoneer employees included in the Sweden plan will remain with Autoliv and benefits will be paid out of that plan in the future upon retirement. The allocation to capture the Company’s specific defined benefit plans expense and contributions prior to the plans amendment for the three months ended March 31, 2018 were less than $1 million. Subsequent to the Spin-Off, Veoneer will be responsible for costs of the Company's eligible employees who participate in the Sweden multiemployer plan.
On June 29, 2018, it was also determined that the assets, liabilities and associated accumulated other comprehensive income (loss) of the U.S. plan for all Veoneer employees included in the U.S. plan will remain with Autoliv and benefits will be paid out of that plan in the future upon retirement. The Veoneer employees were considered to be participating in the Autoliv sponsored plan through June 29, 2018 at which date the plan was amended to freeze the accrual of benefits for any Veoneer employees.
11. Stock Incentive Plan
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
In February and March 2019, under the Company’s long-term incentive (LTI) program, certain employees received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs for the grants made in February and March was 131,871 RSUs and 121,564 PSs at 100% target .
The RSUs were granted on February 19, 2019 and March 1, 2019 and will vest on the second or third anniversary of the grant date, subject to the grantee’s continued employment with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs and PSs granted in 2019 were calculated by using the closing stock price on the grant dates. The grant date fair value for the RSUs and PSs granted on February 19, 2019 and March 1, 2019 was $4 million and $1 million, respectively.
The PSs were granted on February 19, 2019 and March 1, 2019 and will earn out during the first quarter of 2022, upon the Compensation Committee’s certification of achievement of the applicable performance goals. The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets. The performance target is the Company’s gross margin for the applicable performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.
Certain eligible Veoneer employees participate in the Autoliv, Inc. 1997 Stock Incentive Plan (the Plan) sponsored by the Former Parent. Under the Former Parent’s Plan, employees receive 50% of their long-term incentive (LTI) grant value in the form of performance shares (PSs) and 50% in the form of restricted stock units (RSUs) commencing with grants in February 2016. Prior to this, stock options and RSUs were issued. The source of the shares issued upon vesting of awards is generally from Autoliv treasury shares.

The grantee may earn 0-200% of the target number of PSs based on achievement of specified targets for Former Parent’s compound annual growth rate (CAGR) for sales and Former Parent’s CAGR in earnings per share relative to an established benchmark growth rate. Each performance target is weighted 50% and results are measured at the end of the three-year performance period. Each PS represents a promise to transfer a share of the Former Parent’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.
In February 2018, under the Former Parent’s LTI program, certain Veoneer employees received RSUs with dividend rights. The RSUs were granted on February 18, 2018 and will vest on the third anniversary of the grant date. The fair value of RSUs granted in 2018 is calculated by using the closing stock price on the grant date. The fair value for the RSUs granted on February 18, 2018 was $6 million.
Veoneer recognized total stock (RSUs PSs and SOs) compensation cost of $1 million, in the Unaudited Condensed Consolidated Statements of Operations, for three months ended March 31, 2019 and March 31, 2018.
12. Contingent Liabilities
Legal Proceedings
Various claims, lawsuits and proceedings are pending or threatened against the Company, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters. Litigation is subject to many uncertainties, and the outcome of any litigation cannot be assured. After discussions with counsel, it is the opinion of management that the various legal proceedings and investigations to which the Company currently is a party will not have a material adverse impact on the condensed consolidated financial position of Veoneer, but the Company cannot provide assurance that Veoneer will not experience material litigation, product liability or other losses in the future.
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
The software used in a limited number of units of one of the Company’s product types sold to a single OEM for a specific installation configuration exhibited a processing error once installed.  The Company has since remediated the issue for future deliveries. Pursuant to ASC 450 under U.S. GAAP, as of March 31, 2019 the Company believes a loss with respect to this issue is reasonably possible if the customer determines it is necessary to upgrade some or all of the potentially affected products in the field. While the Company has no indication of such intent from the customer, the estimated potential loss is approximately $2 million.
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
The table below summarizes the change in product related liabilities in the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31
	2019	2018
Reserve at beginning of the period	$16	$22
Change in reserve	(1)	7
Cash payments	(2)	(6)
Reserve at end of the period	$14	$23
For the three months ended March 31, 2019 and 2018, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of March 31, 2019 compared to the prior year was mainly due to a recall related settlement and cash payments for warranties and product liabilities.
Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of March 31, 2019 the indemnification asset of $11 million included in the Other current assets offsets substantially all of the product related liabilities. A substantial portion of these costs are subject to indemnification by Autoliv.
Guarantees
The Company provided lease guarantees to Zenuity of $8 million as of March 31, 2019 and December 31, 2018. These represent the maximum potential amount of future (undiscounted) payments that Veoneer could be required to make under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreements between 2020 and 2022.

13. Loss per share
Basic loss per share is computed by dividing net loss for the period by the weighted average number of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The calculation of diluted loss per share excludes all anti-dilutive common stock. The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2019 and 2018.

(U.S. dollars in millions, except per share amounts)	Three Months Ended March 31
	2019	2018
Numerator:
Basic and diluted:
Net loss attributable to Veoneer	$(137)	$(32)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	87.24	87.13
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	87.24	87.13

Basic loss per share	(1.57)	(0.36)
Diluted loss per share	(1.57)	(0.36)
1 Shares in the diluted loss per share calculation represent basic shares due to the net loss.
In periods when the Company has a net loss, equity incentive awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. The Company excluded equity incentive awards of 321,619 for the three months ended March 31, 2019 and zero as of March 31, 2018.
14. Segment Information
Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker (CODM) in allocating resources and in assessing performance. The Company has two operating segments, Electronics and Brake Systems. Electronics includes all of electronics resources and expertise, restraint control systems and active safety products and Brake Systems provides brake control and actuation systems. The operating results of the operating segments are regularly reviewed by the Company’s CODM, the Chief Executive Officer, to assess the performance of the individual operating segments and to make decisions about resources to be allocated to the operating segments.
The accounting policies for the reportable segments are the same as those described in the Note 2, Summary of Significant Accounting Policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.

	Three Months Ended March 31
(Loss) Before Income Taxes	2019	2018
Electronics	$(90)	$(1)
Brake Systems	(19)	(8)
Segment operating (loss)/income	(109)	(9)
Corporate and other	(19)	(7)
Interest and other non-operating items, net	3	—
Loss from equity method investment	(17)	(14)
Loss before income taxes	$(142)	$(30)

15. Relationship with Former Parent and Related Entities
Before the Spin-Off, Veoneer had been managed and operated in the normal course of business with other affiliates of Autoliv. Accordingly, certain shared costs had been allocated to Veoneer and reflected as expenses in the stand-alone unaudited condensed consolidated financial statements. Veoneer management considers the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of Autoliv attributable to Veoneer for purposes of the stand-alone financial statements; however, the expenses reflected in the unaudited condensed consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Veoneer historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the unaudited condensed consolidated financial statements may not be indicative of expenses that will be incurred in the future by Veoneer.
Prior to the Spin-Off, transactions between Autoliv and Veoneer, with the exception of sales and purchase transactions and reimbursements for payments made to third-party service providers by Autoliv on Veoneer’s behalf, are reflected in the Unaudited Condensed Consolidated Statements of Cash Flows as a financing activity in Net transfers from Former Parent.
Transactions with Related Parties
Veoneer and Autoliv entered into a Transition Services Agreement ("TSA") under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. For the three months ended March 31, 2019, Veoneer recognized $1 million of expenses under the TSA, and there were no costs for the three months ended March 31, 2018. For the three months ended March 31, 2019, Veoneer recognized less than $1 million of income under the TSA, and there were no income for the three months ended March 31, 2018.
Throughout the periods covered by the unaudited condensed consolidated financial statements, Veoneer sold finished goods to Autoliv and Nissin Kogyo, the 49% owner in VNBS (a 51% owned subsidiary). Related party sales amount to $26 million and $41 million for the three months ended March 31, 2019 and 2018, respectively.
Related Party Balances
Amounts due to and due from related parties are summarized in the below table:

	As of
Related Party	March 31, 2019	December 31, 2018
Related party receivable	$43	$64
Related party notes receivable	—	1
Related party payables	4	16
Related party short-term debt	2	1
Related party long-term debt	13	13
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
As of March 31, 2019, all related party long-term debt agreements were settled or terminated, with the exception of a capital lease arrangement at VNBS of $12 million and $13 million as of March 31, 2019 and December 31, 2018, respectively. The finance lease is with Nissin Kogyo, the 49% owner of VNBS.
Corporate Costs/Allocations
For the periods prior to April 1, 2018, the unaudited condensed consolidated financial statements include corporate costs incurred by Autoliv for services that are provided to or on behalf of Veoneer. These costs consist of allocated cost pools and direct costs. Corporate costs have been directly charged to, or allocated to, Veoneer using methods management believes are consistent and reasonable. The method for allocating corporate function costs to Veoneer is based on various formulas involving allocation factors. The methods for allocating corporate administration costs to Veoneer are based on revenue, headcount, or other relevant metrics. However, the expenses reflected in the unaudited condensed consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Veoneer historically operated as a separate, stand-alone entity. All corporate charges and allocations have been deemed paid by Veoneer to Autoliv in the period in which the cost was recorded in the Unaudited Condensed Consolidated Statements of Operations. Effective April 1, 2018, Veoneer began performing certain functions using internal resources or third parties, and certain other services continued to be provided by Autoliv and directly charged to Veoneer. In addition, Veoneer personnel perform certain services for Autoliv, which are directly charged to Autoliv.
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
Note 16. Factoring
The Company receives bank notes generally maturing within six months from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
For the three months ended March 31, 2019, the Company has entered into arrangements with financial institutions and sold $19 million of trade receivables without recourse and $20 million of bank notes without recourse, which qualify as a sale as all rights to the trade and notes receivable have passed to the financial institution. There were no factoring arrangements for the three months ended March 31, 2018.
As of March 31, 2019, the Company has $18 million of trade notes receivables which remain outstanding and will mature within the second half of 2019. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Note 17. Subsequent Events
The Company is currently in discussions with Volvo Cars, its Zenuity JV partner, regarding the development priorities of Zenuity in light of the market shift toward autonomous vehicle solutions. The outcome of these discussions may influence the level of funding and participation of Veoneer in the Zenuity JV, as well as future sharing of intellectual property and IP licenses. Although no final commitment has been made, it is reasonably possible that the Company will make a capital contribution approximately of $27 million to the Zenuity JV in the second quarter of 2019.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Veoneer, Inc. (“Veoneer,” the “Company,” “we,” or “our”). This MD&A should be read in conjunction with the financial statements and accompanying notes to the financial statements included elsewhere herein, as well as the risk factors and other disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
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
Introduction
The following MD&A is intended to help you understand the business operations and financial condition of the Company. This MD&A is presented in the following sections:

•	Executive Overview

•	Trends, Uncertainties and Opportunities

•	Market Overview

•	Results of Operations

•	Non-U.S. GAAP Financial Measures

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Other Matters

•	Contractual Obligations and Commitments

•	Significant Accounting Policies and Critical Accounting Estimates
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
Executive Overview
The future of transportation belongs to Collaborative Driving. We believe that in the not too distant future, the vast majority of all cars sold will be equipped with advanced driving assistance technology. We also believe that Veoneer, with our cutting-edge offering in a broad range of Active Safety products, will be one of the leaders in this emerging industry. However, the speed of this transition is proving more difficult to predict than earlier anticipated. We have to adjust our speed to changing road conditions.
At present, we see changes in the market. The first quarter was weaker than expected. Light vehicle production during the first quarter deteriorated beyond market expectations. In addition, Veoneer sales declined more than the light vehicle production primarily driven by our high-level content on premium car models in current deliveries. This vehicle segment saw a sharper production decline than the general market.
We currently see these trends continuing through 2019, primarily due to weak markets in China and Europe. We still expect the second half, mainly the fourth quarter, to be stronger than the first half of 2019. We now anticipate our organic sales will decline for the full year 2019 as compared to 2018. We experienced continued increasing RD&E costs during the quarter. This was mainly driven by the complexity of certain projects, change requests from our customers and high level of new hires.
At the same time, our order intake continues to be strong. Our strategically important Active Safety business specifically showed progress. While launch schedules into 2020 are mainly on track, we see some potential customer launch delays and lower production volumes than previously expected.
Developing cutting-edge technology for the next generation of automotive mobility requires resources, particularly in a situation when the order intake continues to be strong. In consideration of this and the changed market conditions, the company has decided to seek additional funding to help secure the continued development of our product portfolio.
Moving forward, we will continue our focus on growth and take firm internal actions to adjust to the market changes by:
○ increasing our efforts on the initiatives around investment priorities, as announced in the fourth quarter 2018 earnings report,
○ improving balance sheet and cash-flow efficiency, including restrictions on capital expenditures and focus on operating working capital,
○ undertaking several gross margin improvement initiatives,
○ maintaining RD&E costs relatively flat at a maximum of $600 million for the full year 2019,
○ enhancing efficiency and focus on winning orders within the product portfolio,
○ reviewing our brake control business, a process that is well under way, and
○ reviewing the focus of Zenuity, as the market opportunities move to Collaborative Driving and self-driving is pushed out in time.
Our belief is firm: The future belongs to Collaborative Driving. By Creating Trust in Mobility we believe we are well on our way to realizing the vision. Veoneer is built on close to 70 years of developing safety systems within Autoliv, a pioneer in automotive safety. A vital part of our heritage is our ability to patiently build profitable business models based on innovation.
As described above, we see deteriorating business conditions in the near term, including lower than expected light vehicle production. We also do not expect to see the effects of our efficiency and prioritization initiatives until the latter part of the year and into 2020. This situation, along with our capital needs for RD&E due to continued strong order intake, execution of current customer projects and the continued development of our product portfolio, has led the Company to consider alternatives for approaching the capital markets for a capital raise of up to $500 million.
We are fully committed to address the short-term challenges head on. We have a strong and dedicated management team, cutting edge technology, a talented work force, and a competitive product portfolio with an order book of more than $19 billion points toward a strengthened future market position. These building blocks will help establish Veoneer among the top companies in the development of Active Safety and Collaborative Driving.
2019 Outlook
The financial result for the first quarter of 2019 developed below expectations sequentially from the fourth quarter in 2018. Veoneer first quarter sales were approximately $25 million below our expectation at the beginning of the quarter. As a consequence, the operating loss was approximately $10 million higher than expected due to lower organic sales while overall RD&E, other costs and cash flow materialized essentially as we expected.
Looking ahead to the second quarter of 2019, our sales are expected to be slightly lower than the first quarter based on our customer call-offs. This is approximately $50 million lower than we assumed in our original outlook for 2019 announced in February. This, in combination with a higher level of RD&E costs, capital expenditures and Zenuity funding, is expected to result in a higher operating loss and use of cash than in the first quarter of 2019.
Sequentially, the second half of 2019 is still expected to improve in both sales and margins as well as cash flow from the first half of 2019. During the fourth quarter, we anticipate a return to organic sales growth, mainly due to new program launches and an expected improvement in the LVP.
To summarize our full year 2019 sales outlook update: organic sales are expected to decline in the mid-single digits versus 2018 while currency translation effects on sales are expected to decline by approximately 2%. We expect RD&E net to remain relatively flat at a maximum of $600 million for the full year 2019 and anticipate cost savings and cash flow improvements during the second half of 2019 generated from our market adjustment initiatives.
As a result of the market adjustment initiatives currently underway, the Company intends to revisit its short and long-term targets.
Trends, Uncertainties and Opportunities
Europe continues to take a pro-active role in promoting or requiring active safety technologies. The European New Car Assessment Program (“NCAP”) continuously updates its test rating program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2030, as compared to 2020. On May 17, 2018, the European Commission proposed a new mandate, as party of the EU general Safety Regulation road-map through 2028, to make certain active safety features compulsory in light vehicles by 2022. Such a mandate should significantly expand demand for our active safety products. If passed as proposed, certain safety features could be mandated in 2022 as new vehicle models are introduced to the European market. In any case General Safety Regulation (GSR) would have a positive influence on other market regulators as they evaluate their respective vehicle test rating programs and safety legislations.
In China, the Ministry of Industry and Information Technology issued the Key Working Points of Intelligent Connected Vehicle Standardization for 2018 to promote and facilitate the development of the intelligent connected vehicles industry, and advance the development of fundamental standards and those that are in urgent demand. The guideline has pointed out that more than 30 key standards will be defined by 2020 to fund the systems for Advanced Driver Assistance Systems (ADAS) and low-level autonomous driving, and a system of over 100 standards will be set up by 2025 for higher level autonomous driving.
During the third quarter of 2018 the Chinese government commenced testing of new vehicles according to the new China New Car Assessment Program (CNAP) where active safety features like Autonomous Emergency Braking (AEB) are required to achieve the maximum safety rating.
On October 4, 2018 the U.S. Department of Transportation (DoT) issued new voluntary guidelines on automated driving systems (ADS) under its “Preparing for the Future of Transportation: Automated Vehicles 3.0” initiative, building on its “Vision for Safety 2.0” from September 2017, which prioritized aligning federal guidance around twelve safety design elements of interest to the auto industry. This initiative should have a positive impact on the adoption of ADAS and Highly Automated Driving (HAD) on the road towards Autonomous Vehicles (AV).
The UN ECE created the new Working Party to deal with regulations for Automated Vehicles (GRVA). In addition to the EU and Japan which started to work closely for ADAS regulations in the last 3 years, the U.S. and China indicated a willingness to be active in several working groups towards harmonization of future regulations for ADAS and AV. This would create a common umbrella for countries which follow type-approval rules (EU, Japan, Australia) and countries which are outside of type-approval system, e.g., under self-certification regimes (U.S., Korea) or specific national rules (China).
Key future potential regulations are expected for (i) safety critical ADAS-features (e.g. AEB); (ii) Highway AV-features (Physical Tests + Real World Test Drive + Audit); (iii) Cyber-security & Software updates; and (iv) Connected Vehicles. On one hand, the agreement on minimal common base requirements for the industry will take a longer time and therefore may postpone introduction of regulations. On the other hand, the harmonization with base requirements would help the industry while a more active position from China may help to pull forward some safety critical ADAS technologies which are not yet considered as relevant for regulation in EU and Japan (e.g. Blind Spot or Night Vision).
As noted in our 2018 annual report, the environment around us is rapidly changing and we currently see a shift across the automotive and autotech industries. New technologies, creating new levels of interaction and driver support are starting to revolutionize driving, but we also see the driver being actively involved for years to come. We call this Collaborative Driving; the industry also calls it “Level 2+” driver support. At the same time there is also a growing realization that the introduction of truly self-driving cars will likely take longer and be more expensive than previously anticipated. This fundamental insight opens up new opportunities for companies, including Veoneer, but it also requires a reprioritization of resources.  As such, we believe that the market will stay focused on Level 1-Level 2+ autonomous driving solutions for the next decade.

Market and Industry Data
This Quarterly Report on Form 10-Q include estimates regarding market and industry data and forecasts, which are based on publicly available information, industry publications and surveys, reports from government agencies and reports by market research firms, including the IHS Light Vehicle Production Database, and our own estimates based on our management’s knowledge of, and experience in, the industry and market sectors in which we compete. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. While we believe that the publicly available information and third-party publications, surveys and reports used in determining such estimates, are reliable, we have not independently verified the accuracy or completeness of the data contained in such publicly available information and third-party publications, surveys and reports. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in our Annual Report on Form 10-K and this Quarterly Reports on Form 10-Q. These and other factors could cause results to differ materially from the estimates expressed in such publicly available information and third-party publications, surveys and reports.
Market Overview

Millions, (except where specified)	Light Vehicle Production by Region - 2019
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
First Quarter (IHS as of 16-April-2019)	5.5	2.4	3.2	4.7	5.6	0.5	22.0
Change vs. Prior Year	(13.9)%	0.6%	(1.1)%	(3.0)%	(4.9)%	(34.2)%	(6.8)%
During the first quarter of 2019, global light vehicle production decreased by approximately 7% as compared to 2018 mainly due to the production declines in all major regions except Japan. The main drivers of the decline were Western Europe (7%), likely attributable to the introduction of the Worldwide Harmonized Light Vehicle Procedure ("WLTP") and lower underlying consumer demand, China (14%), likely attributable to weaker consumer demand and record volumes in 2017 when tax incentive on 1.6 liter vehicles were still in place, along with North America (3%), likely attributable to adjusting inventories to reflect slightly softer sales demand. Within Rest of Asia both South Korea and India declined 1% and 3%, respectively.

Millions, (except where specified)	Light Vehicle Production by Region - 2019
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year (IHS as of 16-April-2019)	25.6	9.1	13.1	19.0	21.4	2.2	90.4
Change vs. Prior Year	0.3%	0.2%	0.7%	(0.9)%	(2.2)%	(14.3)%	(0.9)%
For the full year 2019 global light vehicle production forecast is expected to rebound during the second half of 2019, in particular China and Western Europe, resulting in a decline for the full year of 1%. This would mark the second consecutive annual decline in light vehicle production. China and Japan are expected to be relatively flat for 2019 while Western Europe and North Americas are expected to decline 3% and 2%, respectively. Within Rest of Asia, India is expected to be the main driver with a 3% increase.
Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following tables show Veoneer’s performance by segment for the three months ended March 31, 2019 and 2018 along with components of change compared to the prior year.
Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the three months ended March 31, 2019 and 2018 along with components of change compared to the prior year.

Consolidated Net Sales	Three Months Ended March 31				Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2019	2018	US GAAP Reported		Currency		Organic[1]
	$	$	Chg. $	Chg. %	$	%	$	%
Restraint Control Systems	215	268	(53)	(20)	(11)	(4)	(42)	(16)
Active Safety	192	213	(21)	(10)	(14)	(7)	(7)	(3)
Brake Systems	87	114	(26)	(23)	(3)	(3)	(23)	(20)
Total	$494	$594	$(100)	(17)%	$(28)	(5)%	$(72)	(12)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Sales - Veoneer’s net sales for the quarter decreased by close to 17% to $494 million as compared to 2018. Organic sales1 declined by approximately 12% while the combined currency translation effects were close to 5%. During the quarter, our organic sales developed below our internal expectations mainly due to lower light vehicle demand for our products primarily in Western Europe and North America.
According to IHS, the LVP decline of close to 7% for the quarter as compared to 2018 was mainly attributable to China and Western Europe. Sequentially the LVP decline of close to 5%, as compared to the fourth quarter in 2018, was mainly due to a decline of almost 18% in China.
Restraint Control Systems - Net sales for the quarter of $215 million decreased by 20% as compared to 2018. The organic sales1 decline of 16% was mainly due to lower volume in China and Western Europe and the phase out of our products on certain vehicle models in most regions.
Active Safety - Net sales for the quarter of $192 million, essentially at a similar level to the fourth quarter in 2018, decreased by 10% as compared to 2018. This decline was primarily driven by currency translation effects of 7% while organic sales1 declined by 3%. The LVP in our major markets for Active Safety where we have a CPV on premium brands (Western Europe, North America, Japan and China) declined by approximately 8%.
Strong demand for mono/stereo vision and night vision systems and ADAS ECUs on several models drove an increase in organic sales which was more than offset by negative product and model mix and lower LVP with certain customers in Western Europe and North America.
Brake Systems - Net sales of $87 million for the quarter decreased by approximately 23% as compared to 2018. This sales decline is mainly due to an organic sales1 decline of close to 20%, primarily driven by lower volumes on certain Honda vehicle models in China and Japan.
The general lead time from an “order” to the start of production is 2 to 4 years and it may take several months for production of a certain vehicle model to fully ramp up.  For example, Active Safety and Restraint Control Systems order intake from 2013 to 2015 is reflected in sales in 2017-2019.  We believe that the strong order intake in 2016-2018 will primarily impact organic sales in 2020 to 2022 with some initial benefits coming in late 2019.
The more than $19 billion order book as of December 31, 2018 was $3 billion higher than at the same time the prior year. We anticipate more than $2 billion of this order book is expected to be filled during 2019.

Electronics Segment	Three Months Ended March 31						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2019		2018		US GAAP Reported		Currency		Organic[1]
	$	%	$	%	Chg. $	Chg.	$	%	$	%
Net Sales	$407		$481		$(74)	(15)	$(25)	(5)	$(49)	(10)
Operating Loss / Margin	$(90)	(22.1)	$(1)	(0.2)	$(89)
Segment EBITDA1 / Margin	$(71)	(17.3)	$18	3.7	$(89)
Associates	7,716		6,077		1,639
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Sales - The net sales in the Electronics segment decreased by $74 million to $407 million for the quarter as compared to 2018. This sales decline was mainly due to the organic sales1 decline in Restraint Control Systems of $42 million and the currency translation effects of $25 million.
Operating Loss - The operating loss for the Electronics segment of $90 million increased by $89 million for the quarter as compared to 2018 mainly due to the negative volume and product mix effects causing the lower organic sales in Restraint Control Systems and the increase in RD&E cost to support future organic sales growth and current development programs as well as the the reversal of the MACOM earn-out provision in 2018.
EBITDA - The EBITDA1 for the Electronics segment decreased by $89 million to negative $71 million for the quarter as compared to 2018. This decline is mainly due to the increase in operating loss for the segment.
Associates - The number of associates in the Electronics segment increased by 1,639 to 7,716 as compared to 2018. This increase is primarily due to the hiring of approximately 1,300 engineers to support the strong order intake for future growth and the transfer of 200 associates from professional services.
Deliveries - The quantities delivered in the quarter were 4.2 million units for Restraint Controls Systems and 2.4 million units for Active Safety.

Order Book - At the beginning of 2019 the Electronics segment order book represented approximately 80% of Veoneer's more than $19 billion order book and approximately 80% of the $16 billion the previous year.

Brake Systems Segment	Three Months Ended March 31						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2019		2018		US GAAP Reported		Currency		Organic[1]
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$87		$114		$(26)	(23)	$(3)	(3)	$(23)	(20)
Operating Loss / Margin	$(19)	(21.8)	$(8)	(6.8)	$(10)
Segment EBITDA1 / Margin	$(10)	(11.6)	$1	1.3	$(11)
Associates	1,430		1,490		(60)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Sales - The net sales in the Brake Systems segment decreased by $26 million to $87 million for the quarter as compared to 2018. This sales decline was mainly attributable to lower delivery volumes on certain Honda vehicle models, particularly in China and Japan.
Operating Loss - The operating loss for the Brake Systems segment increased to $19 million from $8 million as compared to 2018 mainly due to the negative volume and product mix effects causing the lower organic sales and a slight increase in RD&E to support future organic sales growth.
EBITDA - The EBITDA1 for the Brake Systems segment decreased to negative $10 million as compared to $1 million in 2018. This decline was mainly due to the increase in underlying operating loss for the segment.
Associates - The number of associates in the Brake Systems segment declined by 60 to 1,430 as compared to 2018 primarily due to direct and indirect labor reductions related to the Honda sales decline.
Deliveries - The quantity delivered during the quarter was 0.4 million units for Brake Systems.

Corporate and Other	Three Months Ended March 31
Dollars in millions, (except where specified)	2019		2018		US GAAP Reported
	$	%	$	%	Chg. $	Chg.%
Net Sales	$—	—	$—	—	$—	—
Operating Loss / Margin	$(19)	—	$(7)	—	$(12)
EBITDA1 / Margin	$(18)	—	$(7)	—	$(11)
Associates	46		—		46
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA - The operating loss and EBITDA1 for Corporate and other increased to $19 million and $18 million, respectively, from $7 million each as compared to 2018. This was mainly attributable to the additional SG&A costs associated with being a standalone listed company and certain one-time professional services.
Associates - The number of associates increased to 46 as compared to 2018 mainly due to the hiring of personnel for being a standalone listed company. The associates and financial figures are not comparable since the first half of 2018 financial results are based on carve-out basis accounting rules.

Veoneer Performance

Income Statement	Three Months Ended March 31
Dollars in millions, (except per share data)	2019		2018
	$	%	$	%	Change
Net sales	$494		$594		$(100)
Cost of sales	(409)	(82.8)	(483)	(81.2)	74
Gross profit	$85	17.2	$112	18.8	$(27)
Selling, general & administrative expenses	(52)	(10.5)	(31)	(5.2)	(21)
Research, development & engineering expenses, net	(156)	(31.5)	(106)	(17.9)	(50)
Amortization of intangibles	(5)	(1.0)	(5)	(0.9)	—
Other income	—	—	15	3.4	(15)
Operating loss	$(128)	(25.9)	$(16)	(2.7)	$(112)
Loss from equity method investments	(17)	(3.4)	(14)	(2.3)	(3)
Interest income	3	0.7	—	—	3
Loss before income taxes	$(142)	(28.7)	$(30)	(5.1)	$(112)
Income tax expense	(6)	(1.3)	(7)	(1.2)	1
Net loss[1]	$(148)	(30.0)	$(37)	(6.2)	$(111)
Less: Net loss attributable to non-controlling interest	(11)	(2.1)	(5)	(0.8)	(6)
Net loss attributable to controlling interest	$(137)	(27.7)	$(32)	(5.4)	$(105)
Net loss per share – basic[2]	$(1.57)		$(0.36)		$(1.21)
Weighted average number of shares outstanding in millions[2]	87.24		87.13		0.11
1 Including Corporate and other sales. 2 Basic number of shares used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - The gross profit for the quarter of $85 million was $27 million lower as compared to 2018. The negative volume and product mix effects that caused the lower organic sales was the main contributor to the gross profit decline. Net currency effects on the gross profit were close to $11 million negative for the quarter as compared to 2018, primarily due to a stronger US dollar.
Operating Loss - This quarter represents the third quarter with a standalone cost structure for the company. The operating loss for the quarter of $128 million increased by $112 million as compared to 2018.
The RD&E increase of $50 million as compared to 2018 was mainly due to the ramp-up of engineering hiring during 2018 to support customer projects for future sales growth and current development programs.
The SG&A increase of $21 million was mostly related to the additional costs associated with being a standalone listed company and certain one-time professional services costs.
Other income was $15 million lower as compared to 2018 primarily due to the reversal of the MACOM earn-out provision in 2018. Net currency effects on the operating loss were close to $4 million unfavorable for the quarter as compared to 2018.
Net Loss - The net loss for the quarter of $148 million increased by $111 million as compared to 2018.
Veoneer’s net loss from its equity method investment (Zenuity) increased slightly by $3 million to $17 million during the first quarter of 2019 as compared to 2018. This is mainly attributable to the hiring of software engineers over the last 12 months.
The increase in equity method investment loss was entirely offset by interest income net of $3 million, which was an increase as compared to 2018.
Income tax expense for the quarter of $6 million was $1 million lower as compared to 2018. The tax result for the quarter includes approximately $3 million of discrete tax items.
The non-controlling interest loss in the VNBS joint venture was $11 million as compared to $5 million in 2018, mainly due to the organic sales decline impact on earnings.

Loss per Share - The loss per share increased to $1.57 for the quarter as compared to a loss of $0.36 per share in 2018. This decline was essentially due to the increase in operating loss, as the share count remained virtually unchanged.
Non-U.S. GAAP Financial Measures
Non-U.S. GAAP financial measures are reconciled throughout this report.
In this report we refer to organic sales or changes in organic sales growth, a non-U.S. GAAP financial measure that we, investors and analysts use to analyze the Company's sales trends and performance. We believe that this measure assists investors and management in analyzing trends in the Company's business because the Company generates approximately 65% of sales, in currencies other than in U.S. dollars (its reporting currency) and currency rates have been and can be rather volatile. Additionally, the Company has historically made several acquisitions and divestitures, although none that impacted the reporting periods in question. Organic sales and organic sales growth present the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rates on the Company’s performance. The tables in this report present reconciliation of changes in the total U.S. GAAP net sales changes in organic sales growth.
The Company also uses in this report EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s net income excluding interest expense, income taxes, depreciation and amortization and including loss from equity method investment. The Company also uses Segment EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s EBITDA which has been further adjusted on a segment basis to exclude certain corporate and other items. We believe that EBITDA and Segment EBITDA are useful measures for management, analysts and investors to evaluate operating performance on a consolidated and reportable segment basis, because it assists in comparing our performance on a consistent basis. The tables below provide reconciliations of net income (loss) to EBITDA and Segment EBITDA.
The Company also uses in this report net working capital, a non-U.S. GAAP financial measure, which is defined as current assets (excluding cash and cash equivalents) minus current liabilities. Management uses this measure to improve its ability to assess liquidity at a point in time. The table below provides a reconciliation of current assets and liabilities to net working capital.
Investors should not consider these non-U.S. GAAP measures as substitutes, but rather as additions, to financial reporting measures prepared in accordance with U.S. GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.
The forward-looking non-U.S. GAAP financial measure used in this report is provided on a non-U.S. GAAP basis. Veoneer has not provided a U.S. GAAP reconciliation of this measure because items that impact this measure, such as foreign currency exchange rates, cannot be reasonably predicted or determined. As a result, such reconciliation is not available without unreasonable efforts and Veoneer is unable to determine the probable significance of the unavailable information.

Reconciliations of U.S. GAAP to non U.S. GAAP

Net Loss to EBITDA	Three Months Ended March 31		Last 12 Months	Full Year 2018
Dollars in millions	2019	2018
Net Loss	$(148)	$(37)	$(406)	$(294)
Depreciation and amortization	29	28	112	111
Loss from equity method investment	17	14	66	63
Interest and other non-operating items, net	(3)	—	(10)	(7)
Income tax	6	7	41	42
EBITDA	$(99)	$12	$(197)	$(87)

Segment EBITDA	Three Months Ended March 31		Last 12 Months	Full Year 2018
Dollars in millions	2019	2018
Electronics	$(71)	$18	$(132)	$(43)
Brake Systems	(10)	1	(4)	7
Segment EBITDA	$(81)	$19	$(136)	$(36)
Corporate and other	(18)	(7)	(61)	(51)
EBITDA	$(99)	$12	$(197)	$(87)

Working Capital to Net Working Capital	March 31, 2019	March 31, 2018	December 31, 2018	June 30, 2018
Dollars in millions
Total current assets	$1,352	$706	$1,543	$1,699
Total current liabilities	593	646	636	584
Working capital	$759	$60	$907	$1,115
Cash and cash equivalents	(715)	—	(864)	(980)
Net working capital	$44	$60	$42	$135
Liquidity and Capital Resources
Liquidity
As of March 31, 2019, the Company had cash and cash equivalents of $715 million.
The Company's primary source of liquidity is the existing cash balance of $715 million which will primarily be used for ongoing working capital requirements, capital expenditures, investments in joint ventures, particularly Zenuity and certain anticipated business combinations. The Company believes that its existing cash resources will be sufficient to support its current operations for at least the next twelve months.
However, as described above, we see deteriorating business conditions in the near term, including lower than expected light vehicle production. We also do not expect to see the effects of our efficiency and prioritization initiatives until the latter part of the year. This situation, along with our capital needs for RD&E due to continued strong order intake, execution of current customer projects and the continued development of our product portfolio, has led the Company to consider alternatives for approaching the capital markets for funding of up to $500 million.
Fotonic - During the year ended December 31, 2017, the Company entered an unconditional purchase obligation for $10 million to be paid in 2019. The amount will be reimbursed by Zenuity. In addition, the Company has a holdback of $2 million related to the Fotonic acquisition to be paid in 2019. The Company has no other material obligations other than short-term obligations related to operations, inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.
Zenuity - Veoneer is currently in discussions with Volvo Cars, its Zenuity JV partner, regarding the development priorities of Zenuity in light of the market shift toward autonomous vehicle solutions. The outcome of these discussions may influence the level of funding and participation of Veoneer in the Zenuity JV, as well as future sharing of intellectual property and IP licenses. Although no final commitment has been made, it is reasonably possible that the Company will make a capital contribution of approximately $27 million to the Zenuity JV in the second quarter of 2019.
Autotech - On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of March 31, 2019, Veoneer contributed a total of $8 million to the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the fund.
VNBS - As previously disclosed, the Company has initiated under the JV agreement to find a solution to the current funding situation. Veoneer and Nissin Kogyo have entered into a non-binding MoU. The parties are working toward a definitive agreement that reflects the terms of the MoU. However, there can be no assurance that a definitive agreement can be reached.
Cash Flows

Dollars in millions, (except where specified)	Three Months Ended March 31
	2019	2018
Selected cash flow items
Net cash used in operating activities	$(90)	$(79)
Capital expenditures	(59)	(31)
Equity method investment	—	(71)
Net Cash Used in Investing Activities	(54)	(25)
Net Cash Provided by Financing Activities	2	104
1Non-U.S. GAAP measure see reconciliation for Net Working Capital
Net cash used in operating activities - Net cash used in operating activities of $90 million during the quarter was $11 million higher as compared to 2018. The higher net loss was partially offset by the positive change in net working capital1.
Days receivables outstanding, outstanding receivables relative to average daily sales was 67 days for March 31, 2019, as compared to 71 days at March 31, 2018. Days inventory outstanding, outstanding inventory relative to average daily sales, increased to 31 days as of March, 2019, as compared to 25 days at March 31, 2018.
Net Working Capital1 - The net working capital of $44 million remained relatively unchanged as compared to the fourth quarter in 2018. Net working capital benefited from the one-time accounting change related to operating leases of $13 million in the quarter.
Capital Expenditures - Capital expenditures of $59 million for the quarter increased by $28 million as compared to 2018 mainly due to increasing camera capacity. This expenditure level is approximately 12% of sales and we now expect approximately 10% for the full year 2019.
Net cash used in investing activities - Net cash used in investing activities of $54 million during the quarter was $29 million higher as compared to 2018. The increase in capital expenditures of $28 million was the main driver in the change from last year.
Cash and cash equivalents - Cash and cash equivalents of $715 million at the end of the quarter declined by $149 million, as compared to the prior quarter.
Shareholders Equity - Shareholders equity, including non-controlling interest, for the quarter of $1,768 million includes the cash liquidity provided from Autoliv immediately prior to the spin-off.
Number of Associates

		March 31, 2019	December 31, 2018	June 30, 2018	March 31, 2018
Total Associates		9,192	8,600	7,937	7,567
Whereof:	Direct Manufacturing	2,110	2,083	2,229	2,199
	R,D&E	5,192	4,676	3,959	3,703
	Temporary	1,563	1,329	1,246	1,146
The number of associates increased to 9,192 from 8,600 in the previous quarter, mainly due to the hiring of close to 300 engineers and the transfer of approximately 200 data markers from professional services to RD&E temporaries to support our future sales growth and current development programs. Essentially all of the net increase in temporary associates was related to RD&E.

The change versus the same period in 2018 of 1,625 associates is primarily due to the hiring of approximately 1,300 engineers and 200 associate transfers from professional services, to support our strong order intake and our investment in engineering talent and resources to support our future growth opportunities. Temporary associates have increased more than 300 reflecting the uncertain macro situation.
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
Contractual Obligations and Commitments
There have been no significant changes to the contractual obligation and commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
Significant Accounting Policies and Critical Accounting Estimates
See Note 2, “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2019, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
ITEM 4. CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

(b)	Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Other than as set forth below, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors below and also those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
We may not be able to secure additional financing to meet our future capital needs.
We anticipate needing additional capital to execute our business plan and fund the demand for increased RD&E investment to support our continued strong order intake, the successful execution of challenging customer projects, and the continued development of our product portfolio until the Company reaches positive cash flow.
Without adequate access to capital, we may be forced to adjust our strategic and business plans to prioritize more essential funding needs. This could result in delaying certain research or development initiatives, which could impact our ability to develop innovative products and technologies.  If capital is not available, or is not available on acceptable terms if and when needed, our ability to fund our operations, take advantage of market opportunities, develop or enhance our products, or otherwise respond to market changes or competitive pressures could be limited.
Although we believe we have sufficient funds to currently operate our business, we now expect short term deteriorating business conditions and lower than expected light vehicle production, along with the demand for increased RD&E investment to support our continued strong order intake, the successful execution of challenging customer projects, and the continued development of our product portfolio will result in a need to raise capital until the Company reaches positive cash flow. While we continue to develop and implement efficiency and prioritization initiatives we do not expect to realize the full benefits of such initiatives within the next twelve months. We may finance future cash needs through public or private equity offerings and may also use debt financings or strategic collaborations and licensing arrangements. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding, and we may be forced to consider alternative transactions (including assets sales on terms our existing security holders perceive as unattractive) in order to do so.
Moreover, even if we are successful in raising any required funds through additional financings, this may adversely impact our existing security holders. For example, if we raise funds by issuing additional securities, the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a material adverse impact on our business, results of operations and financial condition.
Risks associated with joint venture partnerships and other collaborations may adversely affect our business and financial results.
Certain of our operations are currently conducted through joint ventures and joint development agreements, and we may enter into additional joint ventures and collaborations in the future. Our joint ventures and collaborations are generally focused on opening or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services). Such activities entail a high degree of risk and often require significant capital investments. We may underestimate the costs and/or overestimate the benefits, including technology, product, revenue, cost and other synergies and growth opportunities, that we expect to realize, and we may not achieve those benefits, or may do so later than expected. The market and customer demand for products and technologies provided by our joint ventures may also shift. For example, we have begun to see a shift in our customer’s focus to products and systems supporting “Level 2 plus driver assistance” technologies over systems supporting fully autonomous driving as it appears that fully autonomous vehicles will come to market in significant numbers later than previously expected. This means that some of the expected anticipated benefits of our Zenuity joint venture, including sales from technologies developed by the joint venture may not materialize or may come later than previously expected. As a result, we are presently evaluating our strategic and business plans for, as well as the ongoing funding needs of, Zenuity.
Furthermore, our joint venture partners may be unable or unwilling to meet their economic or other contractual obligations, and we may in some cases and/or for some time choose to fulfill those obligations alone to ensure the ongoing success of a joint venture, or we may choose to dissolve and liquidate it. For example, since we acquired a 51% interest in VNBS, we have unilaterally provided the funds necessary to meet VNBS’s operational needs as Nissin Kogyo has, notwithstanding repeated requests, refused to provide funding in proportion to its ownership. In 2019, the Company initiated a formal negotiation process under the VNBS JV Agreement to find a resolution to this situation. While the Company has entered into a memorandum of understanding regarding this situation, there is no guarantee that this will lead to a definitive agreement. If a definitive agreement is not reached, the Company may explore other options with respect to the joint venture and its product offerings.
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

4.1
General Terms and Conditions for Swedish Depository Receipts in Veoneer, Inc., effective as from May 30,2018, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 001-38471, filing date June 4, 2018).

10.1*+	Employment Agreement, effective November 13, 2018, by and between Veoneer, Inc. and Nishant Batra.

10.2+
Employment Agreement, effective January 8, 2019, by and between Veoneer, Inc. and Mats Backman, incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed February 22, 2019.

10.3+
Change-in-Control Severance Agreement, effective January 8, 2019, by and between Veoneer, Inc. and Mats Backman, incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed February 22, 2019.

10.4**	License and Supply Agreement by and between Velodyne LiDAR, Inc. and Veoneer US, Inc., dated January 7, 2019.

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**
Filed herewith. Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.

+	Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 29, 2019
VEONEER, INC.
(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)