Form 10-Q
period 2019-06-30
Veoneer, Inc.
filed 2019-07-26
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 001-38471

Veoneer, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-3720890
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Klarabergsviadukten 70, Section C6
Box 13089
Stockholm Sweden
(Address of principal executive offices)

SE- 103 02
(Zip Code)
46 8 527 762 00
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value	VNE	New York Stock Exchange
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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No:  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 22, 2019, there were 111,398,092 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
Exhibit index located on page 45

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
New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: cyclical nature of automotive sales and production; changes in general industry and market conditions or regional growth or decline; our ability to achieve the intended benefits from our separation from our Former Parent; our ability to be awarded new business or loss of business from increased competition; higher than anticipated costs and use of resources related to developing new technologies; our ability to secure financing to meet future capital needs; higher raw material, energy and commodity costs; component shortages; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other post-retirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; and other risks and uncertainties contained in this Quarterly Report on Form 10-Q, the Prospectus forming part of our Registration Statement on Form S-1 related to our common stock offering (File No. 333-231607), filed with the Securities and Exchange Commission ("SEC") on May 24, 2019, and (ii) the Prospectus forming part of our Registration Statement on Form S-1 related to our convertible notes offering (File No. 333-231609), filed with the SEC on May 24, 2019 and in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission ("SEC") on February 22, 2019.
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

Veoneer, Inc.

Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Veoneer, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Net sales	Note 3	$489	$572	$984	$1,166
Cost of sales		(412)	(460)	(822)	(943)
Gross profit		77	112	162	223
Selling, general and administrative expenses		(50)	(37)	(102)	(68)
Research, development and engineering expenses, net		(159)	(119)	(315)	(225)
Amortization of intangibles		(6)	(6)	(11)	(11)
Other income, net		1	2	1	17
Operating loss		(137)	(48)	(265)	(64)
Loss from equity method investment	Note 9	(18)	(16)	(35)	(30)
Interest income		4	1	8	1
Interest expense		(2)	(1)	(3)	(1)
Other non-operating items, net		1	1	1	1
Loss before income taxes	Note 15	(152)	(63)	(294)	(93)
Income tax benefit / (expense)	Note 7	10	(3)	4	(10)
Net loss		(142)	(66)	(290)	(103)
Less: Net loss attributable to non-controlling interest		(9)	(3)	(20)	(8)
Net loss attributable to controlling interest		$(133)	$(63)	$(270)	$(95)

Net loss per share - basic	Note 14	$(1.39)	$(0.72)	$(2.94)	$(1.09)
Net loss per share - diluted		$(1.39)	$(0.72)	$(2.94)	$(1.09)

Weighted average number of shares outstanding, (in millions)		96.06	87.13	91.68	87.13
Weighted average number of shares outstanding, assuming dilution (in millions)		96.06	87.13	91.68	87.13
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(142)	$(66)	$(290)	$(103)
Other comprehensive income (loss), before tax:
Change in cumulative translation adjustment	(2)	(15)	(13)	(4)
Net change in cash flow hedges	—	1	—	1
Pension liability	—	(1)	—	(1)
Other comprehensive income (loss), before tax	(2)	(15)	(13)	(4)
Expense for taxes	—	—	—	—
Other comprehensive income (loss), net of tax	(2)	(15)	(13)	(4)
Comprehensive loss	(144)	(81)	(303)	(107)
Less: Comprehensive loss attributable to non-controlling interest	(7)	(5)	(18)	(7)
Comprehensive loss attributable to controlling interest	$(137)	$(76)	$(285)	$(100)
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents		$1,204	$864
Short-term investments		—	5
Receivables, net		319	376
Inventories, net	Note 8	158	172
Related party receivables	Note 16	16	64
Prepaid expenses		42	39
Other current assets		19	22
Total current assets		1,758	1,543
Property, plant and equipment, net		548	499
Operating lease right-of-use assets		94	—
Equity method investment	Note 9	73	101
Goodwill		290	291
Intangible assets, net		93	102
Deferred tax assets		10	11
Related party notes receivables	Note 16	—	1
Investments		10	8
Other non-current assets		91	77
Total assets		$2,967	$2,632
Liabilities and equity
Accounts payable		$276	$369
Short-term debt	Note 5	20	—
Related party payables	Note 16	12	16
Accrued expenses	Note 10	207	193
Income tax payable		6	9
Related party short-term debt		3	1
Other current liabilities		48	47
Total current liabilities		572	636
4.00% Convertible Senior Notes due 2024	Note 5	156	—
Related party long-term debt	Note 16	12	13
Pension liability	Note 11	21	20
Deferred tax liabilities		12	13
Operating lease non-current liabilities	Note 4	75	—
Finance lease non-current liabilities	Note 4	33	1
Other non-current liabilities		22	24
Total non-current liabilities		331	70
Equity
Common stock (par value $1.00, 325 million shares authorized, 111 million and 87 million shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)		111	87
Additional paid-in capital		2,341	1,938
Accumulated deficit		(451)	(181)
Accumulated other comprehensive loss		(34)	(19)
Total equity		1,967	1,826
Non-controlling interest		97	101
Total equity and non-controlling interest		2,064	1,927
Total liabilities, equity and non-controlling interest		$2,967	$2,632
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Six months ended June 30, 2019
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$87	$1,938	$(181)	$(19)	$101	$1,927
Comprehensive Income (Loss):
Net loss	—	—	(270)	—	(20)	(290)
Foreign currency translation	—	—	—	(15)	2	(13)
Stock based compensation expense	—	3	—	—	—	3
Issuance of common stock	24	379	—	—	—	403
Purchase of minority interest	—	(14)	—	—	14	—
Equity component of issuance of convertible notes, net of taxes (Note 5)	—	35	—	—	—	35
Total Comprehensive Income (Loss)	24	403	(270)	(15)	(4)	138
Balance at end of period	$111	$2,341	$(451)	$(34)	$97	$2,064

	Six months ended June 30, 2018
	Equity attributable to
	Common Stock	Additional Paid In Capital	Net Former Parent Investment	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$—	$—	$844	$(8)	$121	$957
Comprehensive Income (Loss):
Net loss	—	—	(95)	—	(8)	(103)
Foreign currency translation	—			(5)	1	(4)
Net change in cash flow hedges	—	—	—	1	—	1
Pension liability	—	—	—	(1)	—	(1)
Reclassification of Net Former Parent investment and issuance of ordinary shares in connection with separation	87	1,915	(2,002)	—	—	—

Total Comprehensive Income (Loss)	87	1,915	(2,097)	(5)	(7)	(107)
Net transfers from Former Parent	—	—	1,253	—	(1)	1,252
Balance at end of period	$87	$1,915	$—	$(13)	$113	$2,102

Veoneer, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(290)	$(103)
Depreciation and amortization	60	55
Undistributed loss from equity method investments	35	30
Stock-based compensation	3	2
Contingent consideration write-down	—	(14)
Deferred income taxes	(4)	—
Other, net	5	(29)
Change in operating assets and liabilities:
Accounts payable	(65)	(62)
Related party receivables and payables, net	44	(31)
Income taxes	—	(29)
Accrued expenses	15	25
Other current assets and liabilities, net	(15)	(20)
Receivables, gross	49	14
Inventories, gross	9	(6)
Prepaid expenses	(6)	4
Net cash used in operating activities	(160)	(164)

Investing activities
Net decrease in related party notes receivable	—	76
Capital expenditures	(109)	(71)
Equity method investment	(11)	(71)
Short-term investments mature into cash	5	—
Long term investments	(4)	—
Proceeds from sale of property, plant and equipment	—	4
Net cash used in investing activities	(119)	(62)

Financing activities
Cash provided at separation by Former Parent	—	980
Proceeds from short-term debt	20	—
Net transfers from Former Parent	—	275
Proceeds from related party short-term debt	2	—
Issuance of common stock	405	—
Proceeds from long-term debt	202	—
Decrease in related party long-term debt	—	(49)
Net cash provided by financing activities	629	1,206
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Increase in cash and cash equivalents	340	980
Cash and cash equivalents at beginning of period	864	—
Cash and cash equivalents at end of period	$1,204	$980
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Note 1. Basis of Presentation
Spin-Off
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
The accompanying unaudited condensed consolidated financial statements for the period ended June 30, 2018 have been prepared from Autoliv’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Autoliv. Prior to the Spin-Off, Autoliv’s net investment in these operations (Net Former Parent Investment) is shown in lieu of a controlling interest’s equity in the unaudited condensed consolidated financial statements. Subsequent to the Spin-Off and the related distribution of shares, Veoneer Common stock, Additional paid-in capital and future income (losses) were reflected in Retained earnings (Accumulated deficit). For periods prior to June 29, 2018, the Company’s financial statements are presented on a combined basis and for the periods subsequent to June 29, 2018, they are presented on a consolidated basis (all periods hereinafter are referred to as "Condensed Consolidated Financial Statements").
The unaudited condensed consolidated financial statements include the historical operations, assets, and liabilities that were considered to comprise the Veoneer business. The allocations and estimates in the unaudited condensed consolidated financial statements for the period ended June 30, 2018 are based on assumptions that management of Autoliv and Veoneer believe are reasonable. However, the historical statements of operations, comprehensive loss, balance sheets, and cash flows of Veoneer included herein may not be indicative of what they would have been had Veoneer actually been a stand-alone entity during such periods, nor are they necessarily indicative of Veoneer's future results.
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
Joint Venture with Nissin Kogyo
On June 14, 2019, the Company signed agreements with Nissin Kogyo, its joint venture partner in Veoneer Nissin Brake Systems ("VNBS"), providing for certain structural changes to the joint venture and the funding of VNBS.
Pursuant to the agreements, Veoneer acquired Nissin Kogyo’s interests in the US operations of VNBS, referred to as Veoneer Nissin Brake America ("VNBA"), and VNBS transferred or licensed the VNBS technologies necessary to operate the VNBA business to VNBA. VNBA, including the transferred or licensed technologies, is a wholly-owned Veoneer business effective on the closing date, June 28, 2019. VNBS will also provide certain transition services to VNBA.
The VNBS operations in Japan and China will remain a part of the joint venture, with Veoneer owning 51% and Nissin Kogyo owning 49% of the joint venture.
Under the agreement, Nissin Kogyo provided guarantees for certain VNBS commercial loans corresponding to 49% of the funding Veoneer had previously unilaterally provided to VNBS. During the six months ended June 30, 2019 Veoneer received approximately $20 million as debt repayment from VNBS.
The agreement between Veoneer and Nissin Kogyo resolves the funding situation previously described by Veoneer in its public filings and allows for Veoneer to continue reviewing and evaluating the development priorities and strategic options with respect to its brake systems business.
Follow-on Offerings
On May 28, 2019, the Company completed follow-on public offerings of 24,000,000 shares of common stock and $207 million aggregate principal amount of 4.00% Convertible Senior Notes due 2024 (the “Notes”) (including $27 million aggregate principal amount pursuant to the underwriters’ over-allotment option to purchase additional notes). The public offering price for our common stock offering was $17.50 per share. The Company received net proceeds of approximately $404 million from the common stock offering and approximately $200 million from the Notes offering, in each case after deducting the underwriting discounts and issuance costs directly attributable to each offering.
Note 2. Summary of Significant Accounting Policies
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

		(unaudited)	(unaudited)
Balance Sheet (Dollars in millions)	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Assets
Right-of-use assets, operating leases	$—	$75	$75
Current liabilities
Other current liabilities	—	16	16
Non-current liabilities
Operating lease liabilities - non-current	—	57	57
Equity
Accumulated deficit	(181)	—	(181)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance issued by the FASB, including industry specific guidance. In 2016, the FASB issued accounting standard updates to address implementation issues and to clarify guidance in certain areas. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. In addition, ASU 2014-09 requires certain additional disclosure around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 effective January 1, 2018 and utilized the modified retrospective (cumulative effect) transition method. The Company applied the modified retrospective transition method through a cumulative adjustment to equity. The adoption of the new revenue standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
Accounting Standards Issued But Not Yet Adopted
In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. ASU 2018-14 removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and the effects of a one-percentage point change in assumed health care cost trend rates. ASU 2018-14 requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on the Company's Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact on the Company's Condensed Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2016-13 on the Company's Condensed Consolidated Financial Statements.
Note 3. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary region and products.
Net Sales by Region

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$89	$81	$170	$104	$96	$200
Americas	145	15	160	173	15	188
Europe	159	—	159	184	—	184
Total net sales	$393	$96	$489	$461	$111	$572
Net Sales by Region

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$179	$153	$332	$216	$195	$411
Americas	299	31	330	351	30	381
Europe	322	—	322	374	—	374
Total net sales	$800	$184	$984	$941	$225	$1,166
Net Sales by Products

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$209	$—	$209	$246	$—	$246
Active Safety products	184	—	184	215	—	215
Brake Systems	—	96	96	—	111	111
Total net sales	$393	$96	$489	$461	$111	$572

Net Sales by Products

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$425	$—	$425	$514	$—	$514
Active Safety products	375	—	375	427	—	427
Brake Systems	—	184	184	—	225	225
Total net sales	$800	$184	$984	$941	$225	$1,166

Note 4. Leases
The Company has operating and finance leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 month to 2 year(s). As of June 30, 2019, assets recorded under finance leases were $49 million, and accumulated depreciation associated with finance leases was $4 million.
The Company has elected the practical expedient not to separate lease components from non-lease components for all its underlying assets.

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.
The components of lease expense for the six months ended June 30, 2019 were as follows:

(Dollars in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	$6	$11
Finance lease cost
Amortization of right-of-use assets	—	1
Interest on lease liabilities	1	1
Total finance lease cost	1	2
Short-term lease cost	—	—
Variable lease cost	—	—
Total lease cost	$7	$13

Other information related to leases for the six months ended June 30, 2019 was as follows:

Supplemental Cash Flows Information	Six months ended June 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$10
Operating cash flows used for finance leases	1
Financing cash flows used for finance leases	1
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	32
Finance leases	33

As of
(Lease term and discount rate)	June 30, 2019
Weighted-average remaining lease term
Operating Leases	8
Finance Leases	11
Weighted-average discount rate
Operating leases	3.7%
Finance leases	4.9%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

(Dollars in millions)	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$11	$2
2020	20	4
2021	15	15
2022	13	3
2023	12	3
Thereafter	38	37
Total lease payments	109	64
Less imputed interest	16	18
Total lease liabilities	$93	$46
Leases obligations reported as of June 30, 2019 were as follows:

(Dollars in millions)	Operating Leases	Finance Leases
Other current liabilities	$17	$1
Lease liabilities - non current	75	33
Related party leases	1	12
Total lease liabilities	$93	$46

As of June 30, 2019, the Company has additional obligations relating to operating leases, primarily for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment, that have not yet commenced of $35 million. These operating leases will commence during 2019 with lease terms of 2 years to 15 years.
Note 5. Debt
The Company’s short and long-term debt consists of the following:

	As of
(Dollars in millions)	June 30, 2019	December 31, 2018
Short-Term Debt:
Short-term borrowings	$20	$—
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	$156	$—
Total Debt	$176	$—

Short-Term Debt:
Short-term borrowings are primarily related to the Company's non-U.S. joint ventures and are payable in Japanese Yen. The term loan bears interest at a rate of 0.58% per year.
Long-Term Debt:
4.00% Convertible Senior Notes
On May 28, 2019, the Company issued, in a registered public offering in the U.S., Convertible Senior Notes (the “Notes”) with an aggregate principal amount of $207 million. The Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2019. The Notes will mature on June 1, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date.
The net proceeds from the offering of the Notes were approximately $200 million, after deducting issuance costs of $7 million. The Company accounted for these issuance costs as a direct deduction from the carrying amount of the Notes. These costs are being amortized into interest expense for 5 years or through June 2024.
The conversion rate was initially 44.8179 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $22.3125 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company deliver a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or notice of redemption, as the case may be. In no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed 57.1428 shares of common stock, as stipulated in the indenture.
The Company may not redeem the Notes prior to June 1, 2022. On or after this date, the Company may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
If the Company undergoes a fundamental change (as defined in the indenture), holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Notes will be the Company's general unsecured obligations and will rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, equal in right of payment with all of the Company's liabilities that are not so subordinated, effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2024 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2019 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days, whether or not consecutive, during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the "trading price" (as defined in the indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.
On or after March 1, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company's election, as stipulated in the indenture.
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the consolidated and condensed balance sheet and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate on the Notes is 10%. The equity component of the Notes of approximately $46 million is included in additional paid-in capital in the Condensed Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the condensed consolidated balance sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.

The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of
(Dollars in millions)	June 30, 2019	December 31, 2018
Principal amount (face value)	$207	$—
Unamortized issuance cost	(5)	—
Unamortized debt discount	(46)	—
Net Carrying value	$156	$—

The Company recognized total interest expense related to Notes of approximately $1 million for both the three and six months ended June 30, 2019 in the Unaudited Condensed Consolidated Statements of Operations.
The estimated fair value of the Notes was $156 million as of June 30, 2019. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 6, Fair Value Measurements.

Note 6. Fair Value Measurements
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
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of June 30, 2019 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the unaudited condensed consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
During the first quarter of 2018, forward contracts designated as cash flow hedges of certain external purchasing were terminated. The loss associated with such termination was not material.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheets. The notional value of the derivatives not designated as hedging instruments was $127 million as of June 30, 2019 and $103 million as of December 31, 2018, respectively. As of June 30, 2019, the asset of the derivatives not designated as hedging instruments was $1 million, and as of December 31, 2018, the asset of the derivatives not designated as hedging instruments was less than $1 million.
Gains and losses on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018, were a gain of less than $1 million and a loss of less than $1 million for the six months ended June 30, 2019 and 2018, respectively, and a gain of $1 million and a gain of $1 million, respectively.
Contingent consideration - The fair value of the contingent consideration related to the M/A-COM acquisition on August 17, 2015 is re-measured on a recurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. The Company adjusted the fair value of the earn-out liability to $14 million in the first quarter of 2017 based on actual revenue levels to date as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. Income of approximately $13 million was recognized within Other income in the Unaudited Condensed Consolidated Statements of Operations in the first quarter of 2017 due to the decrease in the contingent consideration liability. The remaining fair value of the earn-out liability of $14 million as of December 31, 2017 was fully released and recognized within Other income in the first quarter of 2018, driven by changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period such that management no longer believes that there are any scenarios under which the earn-out criteria could be met. Management has updated its analysis as of June 30, 2019 and continues to believe that the fair value of the contingent consideration is $0 million.
Items Measured at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. No such non-recurring measurements were made during the six months ended June 30, 2019 or 2018.
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
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of June 30, 2019 and December 31, 2018, Veoneer contributed approximately $10 million and $8 million, respectively, to the investment in Autotech Fund I, L.P.
The carrying amounts reflected in the Condensed Consolidated Balance Sheet in Investments for the Autotech Fund I, L.P approximates its fair values.

Note 7. Income Taxes
The income tax benefit for the three and six month periods ended June 30, 2019 was $10 million and $4 million, respectively. The income tax provision for the three and six month periods ended June 30, 2018 was $3 million and $10 million, respectively. Discrete items, net were a benefit of $8 million and $5 million for the three and six month periods ended June 30, 2019 , respectively and a provision of $1 million for both the three and six month periods ended June 30, 2018. Veoneer's effective tax rate differs from an expected statutory rate primarily due to prior year provision-to-return adjustments, an intraperiod tax allocation related to the Notes issuance, and losses in certain jurisdictions that are not benefited. Under the intraperiod tax allocation rules, the deferred tax liability created upon the issuance of the Notes and recorded through Additional Paid-in Capital is treated as a source of income, which enables the Company to recognize a tax benefit of $5 million for the U.S. loss before income taxes through continuing operations for both the three and six month periods ended June 30, 2019. The tax benefit related to the issuance of the Notes will be recognized ratably throughout the year and will not recur in future years.
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
The Company has reserves for income taxes that represent the Company’s best estimate of the potential liability for tax exposures. Inherent uncertainties exist in estimates of tax exposures due to changes in tax law, both legislated and concluded through the various jurisdictions’ court systems. Any income tax liabilities resulting from operations prior to April 1, 2018, are assumed to be settled with Former Parent on the last day Veoneer was part of the Autoliv group and were relieved through the Net Former Parent investment. There were no material changes to the Company’s uncertain tax positions as of June 30, 2019. The Company files income tax returns in the United States federal jurisdiction, and various states and non-U.S. jurisdictions. Under local tax law, a Veoneer entity may have been required to file its income tax returns combined with an Autoliv entity up to and including the date of the Spin-Off. Subsequent to the Spin-Off, Veoneer files its income tax returns on a stand-alone basis.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense.
Note 8. Inventories
Inventories are stated at the lower of cost (according to first-in-first-out basis, "FIFO") and net realizable value. The components of inventories were as follows:

	As of
(Dollars in millions)	June 30, 2019	December 31, 2018
Raw materials	$114	$108
Work in progress	10	15
Finished products	58	71
Inventories	182	194
Inventory valuation reserve	(24)	(23)
Total inventories, net of reserve	$158	$172

Note 9. Equity Method Investment
As of June 30, 2019, the Company has one equity method investment, which is in Zenuity, a 50% ownership joint venture with Volvo cars.

During the second quarter of 2019, Veoneer contributed SEK 100 million (approximately $11 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.
During the first quarter of 2018, Veoneer contributed SEK 600 million (approximately $71 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.
The profit and loss attributed to the investment is shown in the line item Loss from equity method investment in the Unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity’s loss for the three and six months ended June 30, 2019 was $18 million and $35 million, respectively. Veoneer’s share of Zenuity’s loss for the three and six months ended June 30, 2018 was $16 million and $30 million, respectively. As of June 30, 2019 and December 31, 2018, the Company’s equity investment in Zenuity was $73 million and $101 million, respectively, after consideration of foreign exchange movements.
Certain unaudited summarized income statement information of Zenuity, for the three and six months ended June 30, 2019 and 2018, is shown below:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Net sales	$—	$2	$1	$3
Gross profit	—	—	—	—
Operating loss	(35)	(32)	(69)	(60)
Loss before income taxes	(35)	(32)	(69)	(60)
Net loss	(36)	(32)	(69)	(60)

Note 10. Accrued Expenses

	As of
(Dollars in millions)	June 30, 2019	December 31, 2018
Operating related accruals	$53	$55
Employee related accruals	76	66
Customer pricing accruals	41	39
Product related liabilities[1]	14	16
Other accruals	23	18
Total Accrued Expenses	$207	$193
1 As of June 30, 2019 and December 31, 2018, $10 million and $14 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Note 11. Retirement Plans
Defined Benefit Pension Plans
The defined benefit pension plans impacting Veoneer's financial results include the following:
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
The Company’s net periodic benefit costs for the existing Veoneer plans for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Service cost	$1	$1	$3	$2
Interest cost	—	1	1	1
Expected return on plan assets	(1)	—	(1)	(1)
Net periodic benefit cost	$—	$2	$3	$2

All components of pension cost (service cost, amortization cost, interest cost, expected return on plan assets and amortization of actuarial loss) were not material in the Unaudited Condensed Consolidated Statements of Operations.
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
Components of Net Periodic Benefit Cost Associated with the Defined Benefit Retirement Plan
The Company’s allocated net periodic benefit costs for these defined benefit plans were less than $1 million for the three and six months ended June 30, 2019. The allocated net periodic benefit costs related to transferred plans from Autoliv to Veoneer were less than $1 million for the three months ended March 31, 2018. Subsequent to the plan transfer on April 1, 2018, the components of net periodic benefit costs for these defined benefit plans were less than $1 million for the three and six months ended June 30, 2018.
Autoliv Sponsored Plans
Prior to certain legal decisions or plan amendments, Veoneer employees in Sweden and in the U.S. participated in the following Autoliv-sponsored multi-employer plans:

Country	Name of Defined Benefit Plans
Sweden	ITP plan
U.S.	Autoliv ASP, Inc. Pension Plan
Autoliv ASP, Inc. Excess Pension Plan
Autoliv ASP, Inc. Supplemental Pension Plan

On April 1, 2018, it was determined that the assets, liabilities, and associated accumulated other comprehensive income (loss) of the Sweden plan for all Veoneer employees included in the Sweden plan will remain with Autoliv and benefits will be paid out of that plan in the future upon retirement. The allocation to capture the Company’s specific defined benefit plans expense and contributions prior to the plans amendment for the three and six months ended June 30, 2018 were less than $1 million.
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

Note 12. Stock Incentive Plan
The Veoneer, Inc. 2018 Stock Incentive Plan was established and effective on June 29, 2018 to govern the Company’s stock-based awards that will be granted in the future. The Veoneer, Inc. 2018 Stock Incentive Plan authorizes the grant of 3 million shares of Veoneer common stock for future equity awards to Veoneer employees and non-employee directors and authorizes up to 1.5 million additional shares to be used for the conversion of outstanding Autoliv stock awards in connection with the Spin-Off. Approximately 1 million shares were used for the conversion of the outstanding grants.
In February, March and May 2019, under the Company’s long-term incentive (LTI) program, certain employees received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs for the grants made in February, March and May was 133,362 RSUs and 126,037 PSs at 100% target.
The RSUs were granted on February 19, 2019, March 1, 2019 and May 13, 2019 and will vest on the second or third anniversary of the grant date, subject to the grantee’s continued employment with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs and PSs granted in 2019 were calculated by using the closing stock price on the grant dates. The grant date fair value for the RSUs and PSs, granted on February 19, 2019, March 1, 2019 and May 13, 2019, was $4 million and $1 million, respectively.
The PSs were granted on February 19, 2019, March 1, 2019 and May 13, 2019 and will earn out during the first quarter of 2022, upon the Compensation Committee’s certification of achievement of the applicable performance goals. The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets. The performance target is the Company’s gross margin for the applicable performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.
Certain eligible Veoneer employees participate in the Autoliv, Inc. 1997 Stock Incentive Plan (the Plan) sponsored by the Former Parent. Under the Former Parent’s Plan, employees receive 50% of their LTI grant value in the form of PSs and 50% in the form of RSUs commencing with grants in February 2016. Prior to this, stock options and RSUs were issued. The source of the shares issued upon vesting of awards is generally from Autoliv treasury shares.
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
Veoneer recognized total stock (RSUs PSs and Stock Options) compensation cost of $2 million and $3 million for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2018, the Company recorded $1 million and $2 million, respectively.
Note 13. Contingent Liabilities
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
The table below summarizes the change in product related liabilities in the Condensed Consolidated Balance Sheets.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Reserve at beginning of the period	$14	$23	$16	$22
Change in reserve	2	1	1	8
Cash payments	(1)	(1)	(3)	(7)
Reserve at end of the period	$14	$23	$14	$23

For the three and six months ended June 30, 2019 and 2018, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of June 30, 2019 compared to the prior year was mainly due to a recall related settlement and cash payments for warranties and product liabilities.

Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of June 30, 2019 the indemnification asset of $10 million included in the Other current assets offsets substantially all of the product related liabilities. A substantial portion of these costs are subject to indemnification by Autoliv.
Guarantees
The Company provided lease guarantees to Zenuity of $7 million and $8 million as of June 30, 2019, and December 31, 2018, respectively. These represent the maximum potential amount of future (undiscounted) payments that Veoneer could be required to make under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreements between 2020 and 2022.
Note 14. Loss per share
Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The calculation of diluted loss per share excludes all anti-dilutive common stock. The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Basic and diluted:
Net loss attributable to Veoneer	$(133)	$(63)	$(270)	$(95)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	96.06	87.13	91.68	87.13
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	96.06	87.13	91.68	87.13

Basic loss per share	$(1.39)	$(0.72)	$(2.94)	$(1.09)
Diluted loss per share	$(1.39)	$(0.72)	$(2.94)	$(1.09)
1 Shares in the diluted loss per share calculation represent basic shares due to the net loss.
In periods when the Company has a net loss, equity incentive awards are excluded from our calculation of earnings per share as their inclusion would have an antidilutive effect. The Company excluded equity incentive awards of 290,483 and 301,898 for the three and six months ended June 30, 2019, respectively, and zero for the three and six months ended June 30, 2018.
The Company may settle the conversions of the Notes in cash, shares of the Company's common stock or any combination thereof at its election. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if all Notes were converted. See Note 5, Debt. Due to anti-dilutive effects, the Company excluded potential convertible shares of 3,364,297 and 1,691,442 for the three and six months ended June 30, 2019, respectively, and zero for the three and six months ended June 30, 2018 from the diluted loss per share calculations.
Note 15. Segment Information
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

Loss Before Income Taxes	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2019	2018	2019	2018
Electronics	$(101)	$(31)	$(191)	$(32)
Brake Systems	(17)	(4)	(37)	(12)
Segment operating loss	(118)	(35)	(228)	(44)
Corporate and other	(19)	(13)	(37)	(20)
Interest and other non-operating items, net	3	1	6	1
Loss from equity method investment	(18)	(16)	(35)	(30)
Loss before income taxes	$(152)	$(63)	$(294)	$(93)

Note 16. Relationship with Former Parent and Related Entities
Prior to the Spin-Off, Veoneer had been managed and operated in the normal course of business with other affiliates of Autoliv. Accordingly, certain shared costs had been allocated to Veoneer and reflected as expenses in the stand-alone unaudited condensed consolidated financial statements. Veoneer management considers the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of Autoliv attributable to Veoneer for purposes of the stand-alone financial statements; however, the expenses reflected in the unaudited condensed consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Veoneer historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the unaudited condensed consolidated financial statements may not be indicative of expenses that will be incurred in the future by Veoneer.
Prior to the Spin-Off, transactions between Autoliv and Veoneer, with the exception of sales and purchase transactions and reimbursements for payments made to third-party service providers by Autoliv on Veoneer’s behalf, are reflected in the Unaudited Condensed Consolidated Statements of Cash Flows as a financing activity in Net transfers from Former Parent.
Transactions with Related Parties
Veoneer and Autoliv entered into a Transition Services Agreement ("TSA") under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. The Company recognized $1 million and $3 million of expense under the TSA for the three and six months ended June 30, 2019, respectively, and $3 million and $3 million of expense under the TSA for the three and six months ended June 30, 2018 respectively. The Company recognized less than $1 million of income under the TSA for the three and six months ended June 30, 2019, and less than $1 million of income under the TSA for the three and six months ended June 30, 2018.
Throughout the periods covered by the unaudited condensed consolidated financial statements, Veoneer sold finished goods to Autoliv and Nissin Kogyo, the 49% owner in VNBS (a 51% owned subsidiary). Related party sales amount to $26 million and $52 million for the three and six months ended June 30, 2019, respectively and $39 million and $80 million for the three and six months ended June 30, 2018, respectively.

Related Party Balances
Amounts due to and due from related parties are summarized in the below table:

Related Party	As of
(Dollars in millions)	June 30, 2019	December 31, 2018
Related party receivable	$16	$64
Related party notes receivable	—	1
Related party payables	12	16
Related party short-term debt	3	1
Related party long-term debt	12	13

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
As of June 30, 2019 and December 31, 2018, all related party long-term debt relates to a capital lease arrangement at VNBS of $12 million and $13 million, respectively. The finance lease is with Nissin Kogyo, the 49% owner of VNBS.
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
Note 17. Factoring
The Company receives bank notes generally maturing within six months from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
For the six months ended June 30, 2019, the Company has entered into arrangements with financial institutions and sold $36 million of trade receivables without recourse and $23 million of bank notes without recourse, which qualify as a sale as all rights to the trade and notes receivable have passed to the financial institution. There were no factoring arrangements for the six months ended June 30, 2018.
As of June 30, 2019, the Company has $7 million of trade notes receivables which remain outstanding and will mature within the second half of 2019. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Note 18. Subsequent Events
The Company continues to engage in discussions with Volvo Cars, its Zenuity JV partner, regarding the development priorities of Zenuity in light of the market shift toward autonomous vehicle solutions. The outcome of these discussions may influence the level of funding and participation of Veoneer in the Zenuity JV, as well as future sharing of intellectual property and IP licenses. Subsequent to June 30, 2019, the Company made a capital contribution SEK 200 million (approximately $21 million) to the Zenuity JV.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Veoneer, Inc. (“Veoneer,” the “Company,” “we,” or “our”). This MD&A should be read in conjunction with the financial statements and accompanying notes to the financial statements included elsewhere herein, as well as the risk factors and other disclosures made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019, the Prospectus forming part of our Registration Statement on Form S-1 related to our common stock offering (File No. 333-231607), filed with the SEC on May 24, 2019, and the Prospectus forming part of our Registration Statement on Form S-1 related to our convertible notes offering (File No. 333-231609), filed with the SEC on May 24, 2019.
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
Veoneer is a global leader in the design, development, manufacture, and sale of automotive safety electronics with a focus on innovation, quality and manufacturing excellence. Prior to the Spin-Off, Veoneer operated for almost four years as an operating segment within Autoliv.  Veoneer's safety systems are designed to make driving safer and easier, more comfortable and convenient for the end consumer and to intervene before a collision to avoid a potentially hazardous situation. Veoneer endeavors to prevent vehicle accidents or reduce the severity of impact in the event a crash is unavoidable. Through our customer focus, and being an expert partner with our customers, we intend to develop human centric systems that benefit vehicle occupants.
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
Executive Overview
The fusion of the automotive and technology industries is continuing, and this quarter we saw the pace of change accelerating, with new alliances and partnerships being formed on almost a weekly basis. Industry announcements and statements during the quarter also confirmed that the main trend for the decade to come is collaborative driving, with fully autonomous vehicles only playing a significant role towards the end of the next decade. This clear shift in industry focus toward advanced driver support systems plays into the strengths of the Veoneer product portfolio which is supported by the continued expansion of our customer base.
The rapid introduction of new technologies in the automotive industry creates tremendous opportunities, but also challenges in ensuring that the technology is safe, robust and user-friendly enough to be implemented in millions of new vehicles. The weakness in the global light vehicle production is currently impacting us and while market forecasts still anticipate the second half of 2019 to be somewhat stronger than the first, it is a less pronounced comeback, coupled with increased uncertainty, than what was anticipated a few months back.
With this as a backdrop, the results for the second quarter were better than we earlier indicated due to the strong execution of our market adjustment initiatives including:
○ cash flow was significantly better than expected due to diligent management of working capital and capital expenditures,
○ early positive results from engineering process improvements, built on broader platform reuse, has led to productivity and efficiency increases resulting in a lower RD&E cost run rate, and
○ the initiation of a partnering model in the area of data annotation activities, which is part of our initiative to drive efficiencies.
We executed two key strategic projects during the quarter. First, and most importantly, we completed a successful capital raise of $627 million through the sales of a combination of common stock and convertible senior notes. This raise, which was oversubscribed by approximately three times, provides us with the financial stability needed to execute on our strong order book, while at the same time enabling Veoneer to become an agile leader in the new autotech industry. Secondly, we resolved the short-term funding issue in our brake control joint venture VNBS and in mid-June we acquired 100% of the entity responsible for its US operations. This successful resolution better positions us to continue with our strategic review of options for VNBS and will allow us to act quickly once the path forward is decided.
Our technology development is also progressing rapidly. This quarter we saw the first on-road public demonstration of the full Zenuity software stack integrated with Veoneer’s computing solution and sensor suite - an important milestone for our company. In the second half of 2019 the business environment is likely to be tougher than previously anticipated. We remain fully focused on securing $1.2 billion in order intake, executing on our current customer programs and upcoming important launches, delivering on our market adjustment initiatives program and gradually returning to organic growth with improving EBIT and cash flow in 2020.
2019 Outlook
The financial results for the second quarter developed better than our internal expectations sequentially from the first quarter in 2019, and cash flow was better than anticipated, due to strong working capital performance and lower than expected CapEx.
Looking ahead to the third quarter of 2019, our sales are expected to be slightly lower while our operating loss is expected to remain at approximately the same level, both as compared sequentially to the second quarter of 2019. Our expected sales development is in line with the slight sequential decline in the light vehicle production between the second and third quarters.
The second half of 2019 is still expected to improve in both sales and margins from the first half of 2019, although our return to organic sales growth is likely delayed until 2020 due to the deterioration in the expected LVP recovery during the second half of 2019. Cash flow for the second half of 2019 is expected to remain approximately at the same levels as the first half of 2019, due to the strong performance during the second quarter.
To summarize our full year 2019 outlook: organic sales are expected to decline in the upper single digits as compared to 2018 while currency translation effects on sales are expected to decline by approximately 2%. We expect RD&E net to improve during the second half of 2019 with a maximum of $600 million for the full year 2019 and still expect cost savings improvements during the second half of 2019 generated from our market adjustment initiatives. We expect order intake for full year 2019 to be at least $1.2 billion future average annual sales, the same level as compared to 2018.
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

Trends, Uncertainties and Opportunities
Trend toward Collaborative Driving
As noted in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019, the environment around us is rapidly changing and we currently see a shift across the automotive and autotech industries. New technologies, creating new levels of interaction and driver support are starting to revolutionize driving, but we also see the driver being actively involved for many years to come. We call this Collaborative Driving; the industry also calls it “Level 2+” driver support. At the same time there is also a growing realization that the introduction of truly self-driving cars will likely take longer and be more expensive than previously anticipated. This fundamental insight opens up new opportunities for companies, including Veoneer, but it also requires a reprioritization of resources. As such, we believe that the market will stay mainly focused on Level 1-Level 2+ autonomous driving solutions for the next decade.
Global Regulatory Developments
Europe continues to take a proactive role in promoting or requiring Active Safety technologies. The European New Car Assessment Program (“NCAP”) continuously updates its test rating program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2030, as compared to 2020. We anticipate strong global sensor adoption rate increases (forward, side and rear) due to the European New Car Assessment Program’s push for crash avoidance, increased adoption rates due to growing demand around ADAS software features, volume growth due to redundant sensing concepts needed for higher levels of autonomy, potential opportunities in relation to compliance with cybersecurity and software updates and step-by-step increased demand for connectivity components as a result.
On May 17, 2018, the European Commission proposed a new mandate, as party of the EU General Safety Regulation roadmap through 2028, to make certain Active Safety features compulsory in light vehicles by 2022. During March of 2019 the EU mandate was adopted as initially proposed by the European Commission. We believe that adoption of the mandate will significantly expand demand for our Active Safety products. Indeed, with respect to sensors and ADAS software features, our order intake since the adoption of the mandate appears to reflect the anticipated increase in demand. In addition, we believe that the mandate and the EU General Safety Regulations (GSR) generally will influence other market regulators as they evaluate their respective vehicle test rating programs and safety legislation.
In China, the Ministry of Industry and Information Technology issued the Key Working Points of Intelligent Connected Vehicle Standardization for 2018 to promote and facilitate the development of the intelligent connected vehicles industry, and advance the development of fundamental standards and those that are in urgent demand. The guideline has pointed out that more than 30 key standards will be defined by 2020 to fund the systems for Advanced Driver Assistance Systems (ADAS) and low-level autonomous driving, and a system of over 100 standards will be set up by 2025 for higher level autonomous driving.During the third quarter of 2018, the Chinese government commenced testing of new vehicles according to the new China New Car Assessment Program (CNCAP) where active safety features like Autonomous Emergency Braking (AEB) are required to achieve the maximum safety rating.
On October 4, 2018, the U.S. Department of Transportation (DoT) issued new voluntary guidelines on automated driving systems (ADS) under its “Preparing for the Future of Transportation: Automated Vehicles 3.0” initiative, building on its “Vision for Safety 2.0” from September 2017, which prioritized aligning federal guidance around twelve safety design elements of interest to the auto industry. This initiative should have a positive impact on the adoption of ADAS and Highly Automated Driving (HAD) on the road towards Autonomous Vehicles (AV).
In 2018 the UN Economic Commission for Europe (ECE) created a new Working Party to deal with regulations for Automated/Autonomous and Connected Vehicles (GRVA). In addition to the EU and Japan, which have both started to work closely together to develop ADAS regulations, in the last 3 years, the U.S. and China have both indicated a willingness to be active in several working groups towards harmonization of future regulations for ADAS and AV. This would create a common umbrella for countries which follow type-approval rules (EU, Japan, Australia) and countries which are outside of type-approval system, e.g., under self-certification regimes (U.S., Korea) or specific national rules (China).
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

Market and Industry Data
This Quarterly Report on Form 10-Q include estimates regarding market and industry data and forecasts, which are based on publicly available information, industry publications and surveys, reports from government agencies and reports by market research firms, including the IHS Light Vehicle Production Database, and our own estimates based on our management’s knowledge of, and experience in, the industry and market sectors in which we compete. This information involves a number of assumptions and limitations, and you are cautioned not to give undue weight to these estimates. While we believe that the publicly available information and third-party publications, surveys and reports used in determining such estimates, are reliable, we have not independently verified the accuracy or completeness of the data contained in such publicly available information and third-party publications, surveys and reports. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in our Annual Report on Form 10-K, the prospectus filed with the Securities and Exchange Commission ("SEC") on May 24, 2019 under Registration Statement on Form S-1 (No. 333-231607), the prospectus filed with the Securities and Exchange Commission ("SEC") on May 24, 2019 under Registration Statement on Form S-1 (No. 333-231609), and Quarterly Reports on Form 10-Q. These and other factors could cause results to differ materially from the estimates expressed in such publicly available information and third-party publications, surveys and reports.
Market Overview

	Light Vehicle Production by Region - 2019
(Millions, except where specified)	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Second Quarter (IHS at 16-July-2019)	5.4	2.3	3.1	4.8	5.6	0.4	21.7
Change vs. Prior Year	(16.1)%	5.7%	(2.8)%	(2.4)%	(6.7)%	(32.2)%	(7.4)%
During the second quarter of 2019, global light vehicle production decreased by approximately 7% as compared to 2018 mainly due to production declines in all major regions except Japan and South Korea. The main drivers of the decline were Western Europe (10%), likely attributable to the introduction of the Worldwide Harmonized Light Vehicle Procedure ("WLTP"), and lower underlying consumer demand, China (16%), likely attributable to weaker consumer demand and the "pull ahead effect" driving record volumes in 2017 when tax incentive on 1.6 liter vehicles were still in place, along with North America (3%), likely attributable to adjusting inventories to reflect slightly softer sales demand. Within Rest of Asia, India declined by 12%.

	Light Vehicle Production by Region - 2019
(Millions, except where specified)	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year (IHS at 16-July-2019)	24.0	9.2	12.8	18.8	21.4	2.0	88.2
Change vs. Prior Year	(6.8)%	1.3%	(1.8)%	(1.7)%	(2.5)%	(23.2)%	(3.6)%
For the full year 2019 global light vehicle production forecast is expected to rebound during the second half of 2019, in particular China and Western Europe, resulting in a 4% decline for the full year . This would be the second consecutive annual decline in light vehicle production. Light vehicle production in Japan and South Korea are both expected to increase by approximately 1% for the full year 2019 while China, Western Europe and North America are expected to decline by 7%, 4% and 2%, respectively. Within Rest of Asia, India is expected to decline by 5%.

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following tables show Veoneer’s overall performance and by segment for the three months ended June 30, 2019 and 2018 along with components of change compared to the prior year.
Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the three months ended June 30, 2019 and 2018 along with components of change compared to the prior year.

Net Sales	Three Months Ended June 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019	2018	US GAAP Reported Change		Currency		Organic[1]
	$	$	$	%	$	%	$	%
Restraint Control Systems	209	246	(37)	(15)	(11)	(4)	(26)	(11)
Active Safety	184	215	(31)	(14)	(11)	(5)	(20)	(9)
Brake Systems	96	111	(15)	(13)	(3)	(3)	(12)	(11)
Total	$489	$572	$(83)	(14)%	$(25)	(4)%	$(58)	(10)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Veoneer’s net sales for the quarter declined by 14% to $489 million as compared to 2018. Organic sales1 declined by approximately 10% while the combined currency translation effects of 4% accounted for the remainder of the decline. During the quarter, our net sales developed slightly better than our internal expectations at the beginning of the quarter.
According to IHS, the LVP decline of 7% for the quarter as compared to 2018 was mainly attributable to China and Western Europe and to a lesser extent North America. The LVP decline of 3%, as compared to the first quarter in 2019, was more than our sequential sales decline of 1%.
Restraint Control Systems - Net sales for the quarter of $209 million decreased by 15% as compared to 2018. The organic sales1 decline of 11% was mainly due to lower volumes in China and North America where we see a temporary phase out of our products on certain vehicle models.
Active Safety - Net sales for the quarter of $184 million decreased by 14% as compared to 2018. This decline was partially driven by the organic sales1 decline of 9%. This decline is partly attributable to the LVP decline of approximately 9% in our major markets for Active Safety, where we have a relatively higher CPV on premium brands (Western Europe, North America, Japan and China).
Strong demand for mono/stereo vision and night vision systems and ADAS ECUs on several models drove an increase in organic sales. This was more than offset by the negative radar product mix and lower LVP with certain customer models in Western Europe and North America.
Brake Systems - Net sales of $96 million for the quarter decreased by approximately 13% as compared to 2018. This sales decline is mainly due to an organic sales1 decline of close to 11%, driven primarily by temporary lower volumes on certain Honda vehicle models in China and Japan.

Electronics Segment	Three Months Ended June 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	393		461		(68)	(15)	(22)	(5)	(46)	(10)
Operating Loss / Margin	(101)	(25.7)	(31)	(6.7)	(70)
Segment EBITDA1 / Margin	(81)	(20.5)	(13)	(2.8)	(68)
Associates	7,763		6,404		1,359
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales in the Electronics segment decreased by $68 million to $393 million for the quarter as compared to 2018. This sales decline was mainly due to the organic sales1 decline in Active Safety and Restraint Control Systems of $20 million and $26 million, respectively, along with the currency translation effects of $22 million.

Operating Loss - The operating loss for the Electronics segment of $101 million for the quarter increased by $70 million as compared to 2018 mainly due to the negative volume and product mix effects causing the lower organic sales in Active Safety and Restraint Control Systems and the increase in RD&E cost to support future organic sales growth and current development programs.
EBITDA - The segment EBITDA1 for Electronics decreased by $68 million to negative $81 million for the quarter as compared to 2018. This decline is mainly due to the increase in operating loss for the segment.
Associates - The number of associates in the Electronics segment increased by 1,359 to 7,763 as compared to 2018. This increase is primarily due to the hiring of approximately 1,200 engineers to support the strong order intake for future growth.
Deliveries - The quantities delivered in the quarter were 3.9 million units for Restraint Controls Systems and 2.1 million units for Active Safety.

Brake Systems Segment	Three Months Ended June 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	96		111		(15)	(13)	(3)	(3)	(12)	(11)
Operating Loss / Margin	(17)	(18.3)	(4)	(3.6)	(13)
Segment EBITDA1 / Margin	(7)	(7.4)	5	4.5	(12)
Associates	1,415		1,502		(87)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales in the Brake Systems segment decreased by $15 million to $96 million for the quarter as compared to 2018. This sales decline was mainly attributable to temporary lower volumes on certain Honda vehicle models, particularly in China and Japan.
Operating Loss - The operating loss for the Brake Systems segment increased to $17 million from $4 million for the quarter as compared to 2018 mainly due to the negative volume and product mix effects causing the lower organic sales and slight increase in RD&E net to support future organic sales growth.
EBITDA - The segment EBITDA1 for Brake Systems decreased to negative $7 million for the quarter as compared to $5 million in 2018. This decline was due to the increase in underlying operating loss for the segment.
Associates - The number of associates in the Brake Systems segment declined by 87 to 1,415 as compared to 2018 primarily due to direct and indirect labor reductions related to the Honda sales decline.
Deliveries - The quantities delivered during the quarter were 0.4 million units for Brake Systems.

Corporate and Other	Three Months Ended June 30
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	—		—		—
Operating Loss / Margin	(19)	—	(13)	—	(6)
EBITDA1 / Margin	(18)	—	(13)	—	(5)
Associates	57		30		27
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA - The operating loss and EBITDA1 for Corporate and other increased to $19 million and $18 million, respectively, from $13 million for the quarter as compared to 2018. This increase was mainly attributable to the additional SG&A costs associated with being a standalone listed company.
Associates - The number of associates increased by 27 to 57 as compared to 2018 mainly due to the hiring of personnel to support a standalone listed company and to perform functions previously provided through transition services with Autoliv.
The associates and financial figures are not comparable since the first half of the 2018 financial results are based on carve-out basis accounting rules.

Veoneer Performance

Income Statement	Three Months Ended June 30
(Dollars in millions, except per share data)	2019		2018
	$	%	$	%	Change
Net sales	$489		$572		$(83)
Cost of sales	(412)	(84.3)%	(460)	(80.3)%	47
Gross profit	$77	15.7%	$112	19.5%	$(35)
Selling, general & administrative expenses	(50)	(10.3)%	(37)	(6.4)%	(13)
Research, development & engineering expenses, net	(159)	(32.4)%	(119)	(20.7)%	(40)
Amortization of intangibles	(6)	(1.3)%	(6)	(1.1)%	—
Other income	1	0.2%	2	0.4%	(1)
Operating loss	$(137)	(28.0)%	$(48)	(8.4)%	$(89)
Loss from equity method investments	(18)	(3.6)%	(16)	(2.8)%	(2)
Interest income	4	0.9%	1	0.1%	3
Interest expense	(2)	(0.4)%	(1)	(0.1)%	(1)
Other non-operating items, net	1	0.2%	1	0.1%	—
Loss before income taxes	$(152)	(31.1)%	$(63)	(11.1)%	$(89)
Income tax benefit / (expense)	10	2.0%	(3)	(0.6)%	13
Net loss[1]	$(142)	(29.0)%	$(66)	(11.5)%	$(76)
Less: Net loss attributable to non-controlling interest	(9)	(1.8)%	(3)	(0.5)%	(6)
Net loss attributable to controlling interest	$(133)	(27.2)%	$(63)	(11.0)%	$(70)
Net loss per share – basic[2]	$(1.39)		$(0.72)		$(0.67)
Weighted average number of shares outstanding in millions[2]	96.06		87.13		8.93
1 Including Corporate and other sales. 2 Basic number of shares used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - The gross profit for the quarter of $77 million was $35 million lower as compared to 2018. The negative volume and product mix effects that caused the lower organic sales was the main contributor to the gross profit decline. Net currency effects on the gross profit were approximately $11 million unfavorable for the quarter as compared to 2018, primarily due to the stronger US dollar.
Operating Loss - This quarter represents the fourth quarter with a standalone cost structure for the company. The operating loss for the quarter of $137 million increased by $89 million as compared to 2018.
The RD&E, net increase of $40 million as compared to 2018 was mainly due to the ramp-up of engineering hiring during 2018, as well as slightly lower engineering reimbursement during the quarter. The SG&A increase of $13 million was mostly related to the additional costs associated with being a standalone listed company.
Other income and amortization of intangibles combined were $1 million lower for the quarter as compared to 2018. Net currency effects on the operating loss were approximately $7 million unfavorable for the quarter as compared to 2018.
Net Loss - The net loss for the quarter of $142 million increased by $76 million as compared to 2018.
Veoneer’s net loss from its equity method investment (Zenuity) of $18 million during the quarter increased by $2 million as compared to 2018. This is mainly attributable to the hiring of software engineers over the last 12 months.
The increase in equity method investment loss was offset by interest income, net of $2 million, which was an increase of $2 million as compared to 2018.
Income tax benefit for the quarter was $10 million as compared to an expense of $3 million in 2018. The tax benefit includes approximately $8 million of favorable net discrete tax items.
The non-controlling interest loss in the VNBS joint venture was $9 million as compared to $3 million in 2018. The increase was mainly due to the organic sales decline impact on earnings.
Loss per Share - The loss per share increased to $1.39 for the quarter as compared to a loss of $0.72 per share in 2018. This decline was mainly due to the increase in operating loss. The share count increase from the common stock issuance in May 2019 reduced the loss per share by $0.18.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following tables show Veoneer’s overall performance and by segment for the six months ended June 30, 2019 and 2018 along with components of change compared to the prior year.
Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the six months ended June 30, 2019 and 2018 along with components of change compared to the prior year.

Net Sales	Six Months Ended June 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019	2018	US GAAP Reported Change		Currency		Organic[1]
	$	$	$	%	$	%	$	%
Restraint Control Systems	425	514	(89)	(17)	(22)	(4)	(67)	(13)
Active Safety	375	427	(52)	(12)	(24)	(6)	(28)	(6)
Brake Systems	184	225	(41)	(18)	(7)	(3)	(34)	(15)
Total	$984	$1,166	$(182)	(16)%	$(53)	(5)%	$(129)	(11)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Veoneer’s net sales for the first half of 2019 declined by 16% to $984 million as compared to 2018. Organic sales1 declined by approximately 11% while the combined currency translation effects were 5%. Sequentially, net sales in the second quarter declined slightly by approximately 1% as compared to the first quarter in 2019.
According to IHS, the LVP decline of 7% for the first half of 2019 as compared to 2018 was mainly attributable to China and Western Europe. Sequentially, the LVP decline of 3% as compared to the first quarter in 2019 was worse than our sequential sales decline of approximately 1%.
Restraint Control Systems - Net sales for the first half of 2019 decreased by 17% to $425 million as compared to 2018. The organic sales1 decline of 13% was mainly due to lower volumes in Europe, China and North America where we see a temporary phase out of our products on certain vehicle models and lower underlying LVP.
Active Safety - Net sales for the first half of 2019 decreased by 12% to$375 million as compared to 2018. This decline was driven by currency translation effects of 6% while organic sales1 declined by 6%. The LVP in our major markets for Active Safety where we have a relatively higher CPV on premium brands (Western Europe, North America, Japan and China) declined by approximately 8%.
Strong demand for mono/stereo vision and night vision systems and ADAS ECUs on several models drove an increase in organic sales. This was more than offset by the negative radar product mix and lower LVP with certain customer models in Western Europe and North America.
Brake Systems - Net sales of $184 million for the first half of 2019 decreased by approximately 18% as compared to 2018. This sales decline is mainly due to an organic sales1 decline of close to 15%, primarily driven by temporary lower volumes on certain Honda vehicle models in China and Japan.

Electronics Segment	Six Months Ended June 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	800		941		(141)	(15)	(46)	(5)	(95)	(10)
Operating Loss / Margin	(191)	(23.8)	(32)	(3.4)	(159)
Segment EBITDA1 / Margin	(151)	(18.9)	4	0.4	(155)
Associates	7,763		6,404		1,359
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales in the Electronics segment decreased by $141 million to $800 million for the first half of 2019 as compared to 2018. This decline was mainly due to the organic sales1 decline in Active Safety and Restraint Control Systems of $28 million and $67 million, respectively, along with the currency translation effects of $46 million.

Operating Loss - The operating loss for the Electronics segment of $191 million for the first half of 2019 increased by $159 million as compared to 2018. This increase was mainly due to the negative volume and product mix effects causing lower organic sales in Active Safety and Restraint Control Systems and the increase in RD&E cost to support future organic sales growth and current development programs.
EBITDA - The segment EBITDA1 for Electronics decreased by $155 million to negative $151 million for the first half of 2019 as compared to 2018. This decline is mainly due to the increase in operating loss for the segment.
Associates - The number of associates in the Electronics segment increased by 658 to 7,763 as compared to the end of 2018 primarily due to the hiring of close to 100 direct labor associates for program launches and 480 engineers to support new customer development programs.
Deliveries - The quantities delivered during the first half of 2019 were 8.1 million units for Restraint Controls Systems and 4.5 million units for Active Safety.

Brake Systems Segment	Six Months Ended June 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	184		225		(41)	(18)	(7)	(3)%	(34)	(15)%
Operating Loss / Margin	(37)	(20.1)	(12)	(5.3)	(25)
Segment EBITDA1 / Margin	(17)	(9.4)	7	3.1	(24)
Associates	1,415		1,502		(87)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales in the Brake Systems segment decreased by $41 million to $184 million for the first half of 2019 as compared to 2018. This sales decline was mainly attributable to temporary lower volumes on certain Honda vehicle models, particularly in China and Japan.
Operating Loss - The operating loss for the Brake Systems segment increased to $37 million for the first half of 2019 from $12 million as compared to 2018. This increase was mainly due to the negative volume and product mix effects causing the lower organic sales and slight increase in RD&E net to support future organic sales growth.
EBITDA - The segment EBITDA1 for Brake Systems decreased to negative $17 million for the first half of 2019 as compared to $7 million in 2018. This decline was mainly due to the increase in underlying operating loss for the segment.
Associates - The number of associates in the Brake Systems segment decreased by 38 to 1,415 as compared to the end of 2018 primarily due to the reduction of 29 direct labor associates due to lower Honda volumes and total overhead reductions of 9 associates.
Deliveries - The quantities delivered during the first half of 2019 was 0.8 million units for Brake Systems.

Corporate and Other	Six Months Ended June 30
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	—		—		—
Operating Loss / Margin	(37)	—	(20)	—	(17)
EBITDA1 / Margin	(37)	—	(20)	—	(17)
Associates	57		30		27
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA - The operating loss and EBITDA1 for Corporate and other both decreased by $17 to $37 million for the first half of 2019 as compared to 2018. This increase was mainly attributable to the additional SG&A costs associated with being a standalone listed company.
Associates - The number of associates increased by 14 to 57 as compared to the end of 2018 mainly due to the hiring of personnel to support a standalone listed company and to perform functions previously provided through transition services with Autoliv.
The associates and financial figures are not comparable since the first half of the 2018 financial results are based on carve-out basis accounting rules.

Veoneer Performance

Income Statement	Six Months Ended June 30
(Dollars in millions, except per share data)	2019		2018
	$	%	$	%	Change
Net sales	$984		$1,166		$(182)
Cost of sales	(822)	(83.5)%	(943)	(80.9)%	121
Gross profit	$162	16.5%	$223	19.1%	$(61)
Selling, general & administrative expenses	(102)	(10.4)%	(68)	(5.9)%	(34)
Research, development & engineering expenses, net	(315)	(32.0)%	(225)	(19.3)%	(90)
Amortization of intangibles	(11)	(1.1)%	(11)	(0.9)%	—
Other income	1	0.1%	17	1.4%	(16)
Operating loss	$(265)	(27.0)%	$(64)	(5.5)%	$(201)
Loss from equity method investments	(35)	(3.5)%	(30)	(2.6)%	(5)
Interest income	8	0.8%	1	0.1%	7
Interest expense	(2)	(0.2)%	(1)	(0.1)%	(1)
Other non-operating items, net	1	0.1%	1	—%	—
Loss before income taxes	$(294)	(29.9)%	$(93)	(8.0)%	$(201)
Income tax benefit / (expense)	4	0.5%	(10)	(0.8)%	14
Net loss[1]	$(290)	(29.5)%	$(103)	(8.8)%	$(187)
Less: Net loss attributable to non-controlling interest	(20)	(2.0)%	(8)	(0.7)%	(12)
Net loss attributable to controlling interest	$(270)	(27.4)%	$(95)	(8.1)%	$(175)
Net loss per share – basic[2]	$(2.94)		$(1.09)		$(1.86)
Weighted average number of shares outstanding in millions[2]	91.68		87.13		4.55
1 Including Corporate and other sales. 2 Basic number of shares used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - The gross profit of $162 million for the first half of 2019 was $61 million lower as compared to 2018. The negative volume and product mix effects that caused the lower organic sales was the main contributor to the gross profit decline. Net currency effects on the gross profit was approximately $22 million unfavorable for the same period as compared to 2018, primarily due to the stronger US dollar.
Operating Loss - The operating loss of $265 million for the first half of 2019 increased by $201 million as compared to 2018.
The RD&E, net increase of $90 million for the first half of 2019 as compared to 2018 was mainly due to the ramp-up of engineering hiring during 2018 as well as slightly lower engineering reimbursement. The SG&A increase of $34 million for the first half of 2019 as compared to 2018 was mostly related to the additional costs associated with being a standalone listed company and some one-time professional services.
Other income was $16 million lower for the first half of 2019 as compared to 2018 primarily due to the reversal of the $14 million MACOM earn-out provision. Net currency effects on the operating loss were $11 million unfavorable for the first half of 2019 as compared to 2018.
Net Loss - The net loss for the first half of 2019 increased by $187 million to $290 million as compared to 2018.
Veoneer’s net loss from its equity method investment (Zenuity) of $35 million for the first half of 2019 increased by $5 million as compared to 2018. This is mainly attributable to the hiring of software engineers over the last 12 months.
The increase in equity method investment loss was offset by interest income, net of $5 million, which was an increase of $5 million as compared to 2018. Income tax benefit for the first half of 2019 was $4 million as compared to an expense of $10 million in 2018. This tax result includes approximately $5 million of discrete tax benefit.
The non-controlling interest loss in the VNBS joint venture was $20 million for the first half of 2019 as compared to $8 million in 2018. The increase is mainly due to the organic sales decline impact on earnings.
Loss per Share - The loss per share increase to $2.94 for the first half of 2019 as compared to a loss of $1.09 per share in 2018 was mainly due to the increase in operating loss. The share count increase from the common stock issuance in May 2019 reduced the loss per share by $0.19.

Non-U.S. GAAP Financial Measures
Non-U.S. GAAP financial measures are reconciled throughout this report.
In this report we refer to organic sales or changes in organic sales growth, a non-U.S. GAAP financial measure that we, investors and analysts use to analyze the Company's sales trends and performance. We believe that this measure assists investors and management in analyzing trends in the Company's business because the Company generates approximately 66% of sales, in currencies other than in U.S. dollars (its reporting currency) and currency rates have been and can be rather volatile. Additionally, the Company has historically made several acquisitions and divestitures, although none that impacted the reporting periods in question. Organic sales and organic sales growth present the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rates on the Company’s performance. The tables in this report present reconciliation of changes in the total U.S. GAAP net sales changes in organic sales growth.
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
The Company also uses in this report net working capital, a non-U.S. GAAP financial measure, which is defined as current assets (excluding cash and cash equivalents) minus current liabilities excluding short-term debt. Management uses this measure to improve its ability to assess liquidity at a point in time. The table below provides a reconciliation of current assets and liabilities to net working capital.
Investors should not consider these non-U.S. GAAP measures as substitutes, but rather as additions, to financial reporting measures prepared in accordance with U.S. GAAP. It should be noted that these measures, as defined, may not be comparable to similarly titled measures used by other companies.
The forward-looking non-U.S. GAAP financial measures used in this report are provided on a non-U.S. GAAP basis. Veoneer has not provided a U.S. GAAP reconciliation of these measures because items that impact these measures, such as foreign currency exchange rates and future investing activities, cannot be reasonably predicted or determined. As a result, such reconciliations are not available without unreasonable efforts and Veoneer is unable to determine the probable significance of the unavailable information.

Reconciliations of U.S. GAAP to Non-U.S. GAAP Financial Measures
Net Loss to EBITDA	Three Months Ended June 30		Six Months Ended June 30		Last 12 Months	Full Year 2018
Dollars in millions	2019	2018	2019	2018
Net Loss	$(142)	$(66)	$(290)	$(103)	$(482)	$(294)
Depreciation and amortization	31	27	60	55	116	111
Loss from equity method investment	18	16	35	30	68	63
Interest and other non-operating items, net	(3)	(1)	(6)	(1)	(13)	(7)
Income tax expense / (benefit)	(10)	3	(4)	10	28	42
EBITDA	$(106)	$(21)	$(205)	$(9)	$(283)	$(87)

Segment EBITDA to EBITDA	Three Months Ended June 30		Six Months Ended June 30		Last 12 Months	Full Year 2018
Dollars in millions	2019	2018	2019	2018
Electronics	$(81)	$(13)	$(151)	$4	$(198)	$(43)
Brake Systems	(7)	5	(17)	7	(17)	7
Segment EBITDA	$(88)	$(8)	$(168)	$11	$(215)	$(36)
Corporate and other	(18)	(13)	(37)	(20)	(68)	(51)
EBITDA	$(106)	$(21)	$(205)	$(9)	$(283)	$(87)

Working Capital to Net Working Capital	June 30, 2019	June 30, 2018	March 31, 2019	March 31, 2018	December 31, 2018	December 31, 2017
Dollars in millions
Total current assets	$1,758	$1,699	$1,352	$706	$1,543	$649
less Total current liabilities	572	584	593	646	636	590
Working capital	$1,185	$1,115	$759	$60	$907	$59
less Cash and cash equivalents	1,204	980	715	—	864	—
less Short-term debt	20	—	—	—	—	—
Net working capital	$1	$135	$44	$60	$42	$59
Liquidity and Capital Resources
Liquidity
As of June 30, 2019, the Company had cash and cash equivalents of $1,204 million.
The Company's primary source of liquidity is the existing cash balance of $1,204 million which will primarily be used for ongoing working capital requirements, capital expenditures, investments in joint ventures, particularly Zenuity and certain anticipated business combinations. The Company believes that its existing cash resources will be sufficient to support its current operations for at least the next twelve months.
Fotonic - During the year ended December 31, 2017, the Company entered an unconditional purchase obligation for $10 million to be paid in 2019. The amount will be reimbursed by Zenuity. The Company has no other material obligations other than short-term obligations related to operations, inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.
Autotech - On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of June 30, 2019, Veoneer contributed a total of $10 million to the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the fund.
Zenuity - Veoneer is currently in discussions with Volvo Cars, its Zenuity JV partner, regarding the development priorities of Zenuity in light of the market shift toward autonomous vehicle solutions. The outcome of these discussions may influence the level of funding and participation of Veoneer in the Zenuity JV, as well as future sharing of intellectual property and IP licenses. Although no final commitment has been made pertaining to future funding, Veoneer made a funding contribution of $11 million during the second quarter of 2019 and made a funding contribution of approximately $21 million on July 18, 2019.
Capital Raise - On May 28, 2019, Veoneer closed its concurrent registered public offerings of common stock and convertible senior notes. The offerings, which were oversubscribed by approximately three times, resulted in gross proceeds of $627 million, consisting of $420 million from the common stock offering and $207 million from the convertible notes offering. 24 million shares of common stock were issued in the common stock offering.
VNBS - On June 17, 2019, Veoneer announced the signing of binding agreements with its VNBS joint venture partner Nissin Kogyo to resolve the previously disclosed funding dispute between the two partners. Key agreement terms include: Veoneer's acquisition of Nissin Kogyo's 49% interest in the US operations of the VNBS JV, and Nissin Kogyo's agreement to provide guarantees for VNBS commercial loans, or contribute capital to VNBS, to fund debt repayment from VNBS to Veoneer of approximately $20 million. The transaction closed on June 28, 2019.

Cash Flows

	Six Months Ended June 30
Selected cash flow items
(Dollars in millions, except where specified)	2019	2018
Net cash used in operating activities	$(160)	$(164)
Net working capital [1]	1	135
Capital expenditures	(109)	(71)
Equity method investment	(11)	(71)
Net Cash Used in Investing Activities	(119)	(62)
Net Cash Provided by Financing Activities	629	1,206
1 Non-U.S. GAAP measure see reconciliation for Net working capital
Net cash used in operating activities - Net cash used in operating activities of $160 million during the first half of 2019 was $4 million lower as compared to 2018. The higher net loss was mostly offset by the positive change in net working capital1 and other, net.
Net Working Capital1 - The net working capital of $1 million improved by $41 million during the first half of 2019. The reduction in trade accounts receivable was the main driver of the improvement.
Days receivables outstanding, outstanding receivables relative to average daily sales was 54 days for June 30, 2019, as compared to 75 days at June 30, 2018. Days inventory outstanding, outstanding inventory relative to average daily sales, increased to 29 days as of June 30, 2019, as compared to 25 days at June 30, 2018.
Capital Expenditures - Capital expenditures of $109 million, or 11% of sales, for the first half of 2019 increased by $38 million as compared to 2018. We now expect capital expenditures to be approximately 12% of sales for 2019 to support our strong order book and future growth.
Net cash used in investing activities - Net cash used in investing activities of $119 million during the first half of 2019 was $57 million higher as compared to 2018 mainly due to $38 million increase in capital expenditures and $11 million investment in Zenuity.
Cash and cash equivalents - Cash and cash equivalents of $1,204 million increased by $340 million during 2019 due to the capital raise of $627 million being partially offset by the negative cash flow before financing.
Shareholders Equity - Shareholders equity, including non-controlling interest, for the quarter of $2,064 million increased by $137 million during 2019 due to the equity raise completed during the second quarter.
Number of Associates

		June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
TOTAL		9,235	9,192	8,600	8,310	7,937
Whereof:	Direct Manufacturing	2,153	2,110	2,083	2,186	2,229
	RD&E	5,154	5,192	4,676	4,327	3,959
	Temporary	1,659	1,563	1,329	1,254	1,246
The number of associates increased to 9,235 during the quarter from 9,192 in the previous quarter, mainly due to the hiring of direct manufacturing and temporary associates to support new program launches. This increase was partially offset by a slight reduction in RD&E associates. The increase in associates as compared to the same period in 2018 of 1,298 from 7,937 is primarily due to the hiring of approximately 1,200 to support our investment in engineering resources for future growth opportunities. Temporary associates have increased more than 400 reflecting the uncertain macro situation and new program launches.
Significant Legal Matters
For discussion of legal matters we are involved in, see Note 13, Contingent Liabilities, to the Condensed Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements and Other Matters
The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.
Contractual Obligations and Commitments
Except as set forth below, there have been no significant changes to the contractual obligation and commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
On May 28, 2019, the Company issued, in a registered public offering in the U.S., the Notes with an aggregate principal amount of $207 million. The Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The Notes will mature on June 1, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date.

Significant Accounting Policies and Critical Accounting Estimates
See Note 2, “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2019, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
For a description of our material legal proceedings, see Note 13 Contingent Liabilities – Legal Proceedings to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The risk factors set forth under the heading “Risk Factors” in (i) the Prospectus forming part of our Registration Statement on Form S-1 related to our common stock offering (File No. 333-231607), filed with the SEC on May 24, 2019, and (ii) the Prospectus forming part of our Registration Statement on Form S-1 related to our convertible notes offering (File No. 333-231609), filed with the SEC on May 24, 2019, are incorporated herein by reference. Other than as set forth below, there have been no material changes to the risk factors incorporated herein by reference.
In addition to the risk factors and other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors incorporated herein by reference, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Risks associated with joint venture partnerships and other collaborations may adversely affect our business and financial results.
Certain of our operations are currently conducted through joint ventures and joint development agreements, and we may enter into additional joint ventures and collaborations in the future. Our joint ventures and collaborations are generally focused on opening or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services). Such activities entail a high degree of risk and often require significant capital investments. We may underestimate the costs and/or overestimate the benefits, including technology, product, revenue, cost and other synergies and growth opportunities, that we expect to realize, and we may not achieve those benefits, or may do so later than expected. The market and customer demand for products and technologies provided by our joint ventures may also shift. For example, we have begun to see a shift in our customer’s focus to products and systems supporting “Level 2 plus driver assistance” technologies over systems supporting fully autonomous driving as it appears that fully autonomous vehicles will come to market in significant numbers later than previously expected. This means that some of the anticipated benefits of our Zenuity joint venture, including sales from technologies developed by the joint venture may not materialize or may come later than previously expected. We are currently in discussions with our Zenuity joint venture partner regarding the development priorities of Zenuity in light of the market shift toward autonomous vehicle solutions and we are presently evaluating our strategic and business plans for, as well as the ongoing funding needs of, Zenuity. The outcome of these discussions may influence the level of funding and participation of Veoneer in Zenuity, as well as future sharing of intellectual property and IP licenses and may result in a different strategy, focus, structure and/or purpose of Zenuity or implementation of other strategic options being reviewed.
Furthermore, our joint venture partners may be unable or unwilling to meet their economic or other contractual obligations, and we may in some cases and/or for some time choose to fulfill those obligations alone to ensure the ongoing success of a joint venture, or we may choose to dissolve and liquidate it. For example, since we acquired a 51% interest in VNBS, we unilaterally provided the funds necessary to meet VNBS’s operational needs as Nissin Kogyo refused to provide funding in proportion to its ownership. In June 2019, we entered into an agreement with Nissin Kogyo pursuant to which Veoneer will acquire Nissin Kogyo’s interests in the US operations of VNBS, or VNBA, and Veoneer will release Nissin Kogyo from any obligations to fund VNBA in the future and from any claims Veoneer may have had against Nissin Kogyo relating to VNBA.
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
Our ability to raise capital in the future may be limited, which could limit our business plan or adversely affect the rights of our stockholders.
Although we expect that our recently completed concurrent offerings of common stock and convertible notes will address our capital raising needs for the foreseeable future, we cannot be assured that this is the case. Our operating environment is increasingly challenging, and our business and strategic plans may consume resources faster than we presently anticipate. In the future, should this be the case, we may need to raise additional funds through additional financings, including the issuance of new equity securities, debt or a combination of both.
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
Although we believe we have sufficient funds to operate our business for the foreseeable future, short term deteriorating business conditions and lower than expected light vehicle production, along with the demand for increased RD&E investment to support our continued strong order intake, the successful execution of challenging customer projects, and the continued development of our product portfolio could potentially result in a future need of the Company to raise additional capital. We may finance future cash needs through public or private equity offerings and may also use debt financings or strategic collaborations and licensing arrangements. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding, and we may be forced to consider alternative transactions (including assets sales on terms our existing security holders perceive as unattractive) in order to do so. Such additional financings may not be available on favorable terms, or at all. If adequate funds are not available through additional financings on acceptable terms, we may be forced to consider alternative transactions (including sales of non-core / non-active safety assets on terms our existing security holders may perceive as unattractive) in order to fund our operations, repay debt or make new investments, or we may be unable to do so.
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
Our indebtedness may harm our financial condition and results of operations.
As of June 30, 2019, we have outstanding debt of $176 million. We may incur additional debt for a variety of reasons. Although our significant debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation (i) a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; (ii) increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; (iii) depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and (iv) potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.
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

4.1
General Terms and Conditions for Swedish Depository Receipts in Veoneer, Inc., incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (filing date June 4, 2018).

4.2
Indenture, dated May 28, 2019, between Veoneer, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (filing date May 29, 2019).

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (filing date May 29, 2019).

10.1*+	Amendment, dated June 10, 2019, to Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Jan Carlson.

10.2*+	Amendment, dated June 10, 2019, to Addendum to Employment Agreement, dated August 20, 2018, by and between Veoneer, Inc. and Jan Carlson.

10.3*+	Employment Agreement, effective March 12, 2019 by and between Veoneer, Inc. and Per Skytt.

10.4*	VNBA Separation Agreement, dated June 14, 2019, by and among Nissin Kogyo Co., Ltd., Veoneer AB and Veoneer US, Inc.

10.5*	Amendment to Joint Venture Agreement, dated June 28, 2019, by and among Nissin Kogyo Co., Ltd., Veoneer AB and Veoneer US, Inc.

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 26, 2019
VEONEER, INC.
(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)