Form 10-Q
period 2019-09-30
Veoneer, Inc.
filed 2019-10-23
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No:  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 18, 2019, there were 111,399,085 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
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

Veoneer, Inc.

Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Veoneer, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Net sales	Note 3	$462	$526	$1,446	$1,692
Cost of sales		(389)	(428)	(1,211)	(1,371)
Gross profit		73	99	235	321
Selling, general and administrative expenses		(45)	(44)	(148)	(112)
Research, development and engineering expenses, net		(144)	(109)	(459)	(334)
Amortization of intangibles		(6)	(5)	(17)	(16)
Other income, net		—	1	1	18
Operating loss		(122)	(58)	(388)	(122)
Loss from equity method investment	Note 9	(16)	(15)	(50)	(45)
Interest income		7	3	14	4
Interest expense		(5)	—	(7)	(1)
Other non-operating items, net		—	1	1	1
Loss before income taxes	Note 15	(136)	(70)	(430)	(163)
Income tax benefit / (expense)	Note 7	(3)	(3)	1	(12)
Net loss		(139)	(72)	(429)	(175)
Less: Net loss attributable to non-controlling interest		(6)	(5)	(26)	(13)
Net loss attributable to controlling interest		$(133)	$(68)	$(403)	$(162)

Net loss per share - basic	Note 14	$(1.20)	$(0.78)	$(4.10)	$(1.86)
Net loss per share - diluted		$(1.20)	$(0.78)	$(4.10)	$(1.86)

Weighted average number of shares outstanding, (in millions)		111.40	87.15	98.32	87.15
Weighted average number of shares outstanding, assuming dilution (in millions)		111.40	87.15	98.32	87.15
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(139)	$(72)	$(429)	$(175)
Other comprehensive income (loss), before tax:
Change in cumulative translation adjustment	(27)	(2)	(40)	(6)
Net change in cash flow hedges	—	—	—	1
Pension liability	—	(1)	—	(2)
Other comprehensive income (loss), before tax	(27)	(3)	(40)	(7)
Expense for taxes	—	—	—	—
Other comprehensive income (loss), net of tax	(27)	(3)	(40)	(7)
Comprehensive loss	(166)	(75)	(469)	(182)
Less: Comprehensive loss attributable to non-controlling interest	(7)	(9)	(26)	(16)
Comprehensive loss attributable to controlling interest	$(159)	$(66)	$(443)	$(166)
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents		$1,062	$864
Short-term investments		—	5
Receivables, net		309	376
Inventories, net	Note 8	159	172
Related party receivables	Note 16	14	64
Prepaid expenses		46	39
Other current assets		12	22
Total current assets		1,602	1,543
Property, plant and equipment, net		570	499
Operating lease right-of-use assets		99	—
Equity method investment	Note 9	75	101
Goodwill		290	291
Intangible assets, net		87	102
Deferred tax assets		11	11
Related party notes receivables	Note 16	—	1
Investments		10	8
Other non-current assets		111	77
Total assets		$2,855	$2,632
Liabilities and equity
Accounts payable		$317	$369
Short-term debt	Note 5	21	—
Related party payables	Note 16	4	16
Accrued expenses	Note 10	227	193
Income tax payable		6	9
Related party short-term debt		2	1
Other current liabilities		36	47
Total current liabilities		613	636
4.00% Convertible Senior Notes due 2024	Note 5	158	—
Related party long-term debt	Note 16	12	13
Pension liability	Note 11	21	20
Deferred tax liabilities		12	13
Operating lease non-current liabilities	Note 4	81	—
Finance lease non-current liabilities	Note 4	33	1
Other non-current liabilities		25	24
Total non-current liabilities		342	70
Equity
Common stock (par value $1.00, 325 million shares authorized, 111 million and 87 million shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)		111	87
Additional paid-in capital		2,343	1,938
Accumulated deficit		(584)	(181)
Accumulated other comprehensive loss		(59)	(19)
Total equity		1,811	1,826
Non-controlling interest		89	101
Total equity and non-controlling interest		1,900	1,927
Total liabilities, equity and non-controlling interest		$2,855	$2,632
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Nine months ended September 30, 2019
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$87	$1,938	$(181)	$(19)	$101	$1,927
Comprehensive Income (Loss):
Net loss	—	—	(403)	—	(26)	(429)
Foreign currency translation	—	—	—	(40)	—	(40)
Stock based compensation expense	—	5	—	—	—	5
Issuance of common stock	24	379	—	—	—	403
Purchase of minority interest	—	(14)	—	—	14	—
Equity component of issuance of convertible notes, net of taxes (Note 5)	—	35	—	—	—	35
Total Comprehensive Income (Loss)	24	405	(403)	(40)	(12)	(26)
Balance at end of period	$111	$2,343	$(584)	$(59)	$89	$1,900

	Nine months ended September 30, 2018
	Equity attributable to
	Common Stock	Additional Paid In Capital	Net Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$—	$—	$844	$—	$(8)	$121	$957
Comprehensive Income (Loss):
Net loss	—	—	(95)	(68)	—	(13)	(175)
Foreign currency translation	—	—	—	—	(3)	(3)	(6)
Net change in cash flow hedges	—	—	—	—	1	—	1
Pension liability	—	—	—	—	(2)	—	(2)
Reclassification of Net Former Parent investment and issuance of ordinary shares in connection with separation	87	1,926	(2,002)	—	—	—	11
Stock based compensation expense	—	3	—	—	—	—	3
Total Comprehensive Income (Loss)	87	1,929	(2,097)	(68)	(4)	(16)	(169)
Net transfers from Former Parent	—	—	1,253	—	—	(1)	1,252
Balance at end of period	$87	$1,929	$—	$(68)	$(12)	$104	$2,040

Veoneer, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(429)	$(175)
Depreciation and amortization	90	82
Undistributed loss from equity method investments	50	45
Stock-based compensation	5	—
Deferred income taxes	(7)	—
Contingent consideration write-down	—	(14)
Other, net	(7)	(49)
Change in operating assets and liabilities:
Receivables, gross	48	13
Accrued expenses	42	51
Related party receivables and payables, net	37	(58)
Accounts payable	(18)	—
Prepaid expenses	(10)	(7)
Inventories, gross	1	(16)
Income taxes	—	(31)
Other current assets and liabilities, net	(23)	(22)
Net cash used in operating activities	(221)	(181)

Investing activities
Capital expenditures	(168)	(123)
Equity method investment	(32)	(71)
Short-term investments mature into cash	5	(5)
Long term investments	(3)	—
Net decrease in related party notes receivable	—	76
Proceeds from sale of property, plant and equipment	—	3
Net cash used in investing activities	(198)	(120)

Financing activities
Issuance of common stock	405	—
Proceeds from long-term debt	206	—
Proceeds from short-term debt	22	—
Proceeds from related party short-term debt	1	—
Cash provided at separation by Former Parent	—	980
Net transfers from Former Parent	—	275
Decrease in related party long-term debt	—	(49)
Net cash provided by financing activities	634	1,206
Effect of exchange rate changes on cash and cash equivalents	(17)	14
Increase in cash and cash equivalents	198	919
Cash and cash equivalents at beginning of period	864	—
Cash and cash equivalents at end of period	$1,062	$919
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
The accompanying unaudited condensed consolidated financial statements for the period prior to the Spin-Off have been prepared from Autoliv’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Autoliv. Prior to the Spin-Off, Autoliv’s net investment in these operations (Net Former Parent Investment) is shown in lieu of a controlling interest’s equity in the unaudited condensed consolidated financial statements. Subsequent to the Spin-Off and the related distribution of shares, Veoneer Common stock, Additional paid-in capital and future income (losses) were reflected in Retained earnings (Accumulated deficit). For periods prior to June 29, 2018, the Company’s financial statements are presented on a combined basis and for the periods subsequent to June 29, 2018, they are presented on a consolidated basis (the financial statements for all periods are referred to herein as "condensed consolidated financial statements").
The unaudited condensed consolidated financial statements include the historical operations, assets, and liabilities that were considered to comprise the Veoneer business. The allocations and estimates in the unaudited condensed consolidated financial statements for the periods prior to the Spin-Off are based on assumptions that management of Autoliv and Veoneer believe are reasonable. However, the historical statements of operations, comprehensive loss, balance sheets, and cash flows of Veoneer included herein may not be indicative of what they would have been had Veoneer actually been a stand-alone entity during such periods, nor are they necessarily indicative of Veoneer's future results.
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
Under the agreement, Nissin Kogyo provided guarantees for certain VNBS commercial loans corresponding to 49% of the funding Veoneer had previously unilaterally provided to VNBS. During the nine months ended September 30, 2019, Veoneer received approximately $20 million as debt repayment from VNBS.
The agreement between Veoneer and Nissin Kogyo resolved the funding situation previously described by Veoneer in its public filings and allows Veoneer to continue reviewing and evaluating the development priorities and strategic options with respect to its brake systems business.
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
New Accounting Standards
Adoption of New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2016-02 in the annual period beginning January 1, 2019. The Company applied the modified retrospective transition method and elected the transition option to use the effective date January 1, 2019, as the date of initial application. The Company did not adjust its comparative period financial statements for effects of ASU 2016-02, and has not made the new required lease disclosures for periods before the effective date. The Company has recognized its cumulative effect transition adjustment as of the effective date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, have allowed the Company to carry forward the historical lease classification. The adoption of the new standard resulted in recording operating lease assets and lease liabilities of approximately $75 million as of January 1, 2019, which is shown in the table below. The adoption of the new lease standard did not have a material impact on the Company's Condensed Consolidated Statements of Operations or Statements of Cash Flows.

		(unaudited)	(unaudited)
Balance Sheet (Dollars in millions)	Balance at December 31, 2018	Adjustments due to ASU 2016-02	Balance at January 1, 2019
Assets
Right-of-use assets, operating leases	$—	$75	$75
Current liabilities
Other current liabilities	—	16	16
Non-current liabilities
Operating lease non-current liabilities	—	57	57
Equity
Accumulated deficit	(181)	—	(181)

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect ASU 2018-13 to have a material impact on its condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and early adoption is permitted for annual periods beginning after December 15, 2018. The Company does not expect ASU 2016-13 to have a material impact on its condensed consolidated financial statements.
Note 3. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary region and products.
Net Sales by Region

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$80	$77	$157	$98	$85	$183
Americas	133	14	147	166	15	181
Europe	158	—	158	163	—	163
Total net sales	$371	$91	$462	$426	$100	$526
Net Sales by Region

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$259	$229	$488	$314	$280	$594
Americas	432	46	478	517	45	562
Europe	480	—	480	537	—	537
Total net sales	$1,171	$275	$1,446	$1,367	$325	$1,692
Net Sales by Products

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$193	$—	$193	$226	$—	$226
Active Safety products	178	—	178	201	—	201
Brake Systems	—	91	91	—	100	100
Total net sales	$371	$91	$462	$426	$100	$526

Net Sales by Products

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$617	$—	$617	$739	$—	$739
Active Safety products	554	—	554	628	—	628
Brake Systems	—	275	275	—	325	325
Total net sales	$1,171	$275	$1,446	$1,367	$325	$1,692

Note 4. Leases
The Company has operating and finance leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 month to 2 year(s). As of September 30, 2019, assets recorded under finance leases included in Property, plant and equipment, net were $49 million, and accumulated depreciation associated with finance leases was $4 million.

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
The components of lease expense for the nine months ended September 30, 2019 were as follows:

(Dollars in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$7	$18
Finance lease cost
Amortization of right-of-use assets	1	2
Interest on lease liabilities	—	1
Total finance lease cost	1	3
Short-term lease cost	—	—
Variable lease cost	—	—
Total lease cost	$8	$21

Other information related to leases for the nine months ended September 30, 2019 was as follows:

Supplemental Cash Flows Information	Nine months ended September 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$16
Operating cash flows used for finance leases	1
Financing cash flows used for finance leases	1
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	46
Finance leases	33

As of
(Lease term in years and discount rate)	September 30, 2019
Weighted-average remaining lease term
Operating Leases	8
Finance Leases	11
Weighted-average discount rate
Operating leases	3.9%
Finance leases	4.9%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

(Dollars in millions)	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$6	$1
2020	21	4
2021	16	15
2022	14	3
2023	13	3
Thereafter	49	37
Total lease payments	119	63
Less imputed interest	20	17
Total lease liabilities	$99	$46

Lease obligations reported as of September 30, 2019 were as follows:

(Dollars in millions)	Operating Leases	Finance Leases
Other current liabilities	$18	$1
Lease liabilities - non current	81	33
Related party leases	—	12
Total lease liabilities	$99	$46

As of September 30, 2019, the Company has additional obligations relating to operating leases, primarily for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment, that have not yet commenced of $1 million. These operating leases will commence in 2019 and 2020 with lease terms of 3 years to 5 years.
Note 5. Debt
The Company’s short and long-term debt consists of the following:

	As of
(Dollars in millions)	September 30, 2019	December 31, 2018
Short-Term Debt:
Short-term borrowings	$21	$—
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	158	—
Other long-term borrowings	4
Total Debt	$183	$—

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

The conversion rate is 44.8179 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $22.3125 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company deliver a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or notice of redemption, as the case may be. In no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed 57.1428 shares of common stock, as stipulated in the indenture.
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

The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of
(Dollars in millions)	September 30, 2019	December 31, 2018
Principal amount (face value)	$207	$—
Unamortized issuance cost	(5)	—
Unamortized debt discount	(44)	—
Net Carrying value	$158	$—

The Company recognized total interest expense related to the Notes of approximately $4 million and $6 million for the three and nine months ended September 30, 2019, respectively, in the Unaudited Condensed Consolidated Statements of Operations.
The estimated fair value of the Notes was $221 million as of September 30, 2019. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 6, Fair Value Measurements.

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
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of September 30, 2019 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying debt and no swaps have a maturity beyond six months. All derivatives are recognized in the unaudited condensed consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
During the first quarter of 2018, forward contracts designated as cash flow hedges of certain external purchasing were terminated. The loss associated with such termination was not material.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheets. The notional value of the derivatives not designated as hedging instruments was $216 million as of September 30, 2019 and $103 million as of December 31, 2018. As of September 30, 2019, the asset of the derivatives not designated as hedging instruments was $1 million, and as of December 31, 2018, the asset of the derivatives not designated as hedging instruments was less than $1 million.
Gains and losses on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations, were a loss of less than $1 million and a gain of $1 million for the three months ended September 30, 2019 and 2018, respectively, and a gain of $1 million and less than $1 million for the nine months ended September 30, 2019 and 2018, respectively.
Contingent consideration - The fair value of the contingent consideration related to the M/A-COM acquisition on August 17, 2015 is re-measured on a recurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. The Company adjusted the fair value of the earn-out liability to $14 million in the first quarter of 2017 based on actual revenue levels to date as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. Income of approximately $13 million was recognized within Other income in the Unaudited Condensed Consolidated Statements of Operations in the first quarter of 2017 due to the decrease in the contingent consideration liability. The remaining fair value of the earn-out liability of $14 million as of December 31, 2017 was fully released and recognized within Other income in the first quarter of 2018, driven by changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period such that management no longer believes that there are any scenarios under which the earn-out criteria could be met. Management has updated its analysis as of September 30, 2019 and continues to believe that the fair value of the contingent consideration is zero.
Items Measured at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. No such non-recurring measurements were made during the nine months ended September 30, 2019 or 2018.
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
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of September 30, 2019 and December 31, 2018, Veoneer contributed approximately $10 million and $8 million, respectively, to the investment in Autotech Fund I, L.P.
The carrying amounts reflected in the Condensed Consolidated Balance Sheet in Investments for the Autotech Fund I, L.P approximate their fair values.

Note 7. Income Taxes
During the three and nine month periods ended September 30, 2019, the Company recorded a tax provision of $3 million and a tax benefit of $1 million, respectively. The income tax provision for the three and nine month periods ended September 30, 2018 was $3 million and $12 million, respectively. Discrete items, net were a benefit of less than $1 million and $6 million for the three and nine month periods ended September 30, 2019, respectively, and a provision of less than $1 million and $1 million for the three and nine month periods ended September 30, 2018, respectively. Veoneer's effective tax rate differs from an expected statutory rate primarily due to prior year provision-to-return adjustments, an intraperiod tax allocation related to the Notes issuance, and losses in certain jurisdictions that are not benefited. Under the intraperiod tax allocation rules, the deferred tax liability created upon the issuance of the Notes and recorded through Additional Paid-in Capital is treated as a source of income, which enables the Company to recognize a tax benefit for the U.S. loss before income taxes through continuing operations of $2 million and $7 million for the three and nine month periods ended September 30, 2019, respectively. The tax benefit related to the issuance of the Notes will be recognized ratably throughout the year and will not recur in future years.
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
Note 8. Inventories
Inventories are stated at the lower of cost (according to first-in-first-out basis, "FIFO") and net realizable value. The components of inventories were as follows:

	As of
(Dollars in millions)	September 30, 2019	December 31, 2018
Raw materials	$109	$108
Work in progress	10	15
Finished products	63	71
Inventories	182	194
Inventory valuation reserve	(23)	(23)
Total inventories, net of reserve	$159	$172

Note 9. Equity Method Investment
As of September 30, 2019, the Company has one equity method investment, which is in Zenuity, a 50% ownership joint venture with Volvo cars.
During the month period ended September 30, 2019 Veoneer contributed SEK 300 million (approximately $32 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.
During the first quarter of 2018, Veoneer contributed SEK 600 million (approximately $71 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.
The profit and loss attributed to the investment is shown in the line item Loss from equity method investment in the Unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity’s loss for the three and nine months ended September 30, 2019 was $16 million and $50 million, respectively. Veoneer’s share of Zenuity’s loss for the three and nine months ended September 30, 2018 was $15 million and $45 million, respectively. As of September 30, 2019 and December 31, 2018, the Company’s equity investment in Zenuity was $75 million and $101 million, respectively.

Certain unaudited summarized income statement information of Zenuity, for the three and nine months ended September 30, 2019 and 2018, is shown below:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Net sales	$2	$1	$3	$4
Gross profit	—	—	—	—
Operating loss	(31)	(31)	(100)	(90)
Loss before income taxes	(31)	(30)	(100)	(90)
Net loss	(31)	(30)	(101)	(90)

Note 10. Accrued Expenses

	As of
(Dollars in millions)	September 30, 2019	December 31, 2018
Operating related accruals	$59	$55
Employee related accruals	82	66
Customer pricing accruals	41	39
Product related liabilities[1]	14	16
Other accruals	31	18
Total Accrued Expenses	$227	$193
1 As of September 30, 2019 and December 31, 2018, $9 million and $14 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
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
The Company’s net periodic benefit costs for the existing Veoneer plans for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Service cost	$1	$2	$4	$4
Interest cost	—	—	1	1
Expected return on plan assets	(1)	(1)	(1)	(2)
Net periodic benefit cost	$—	$1	$4	$3

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
Components of Net Periodic Benefit Cost Associated with the Defined Benefit Retirement Plan
The Company’s allocated net periodic benefit costs for these defined benefit plans were less than $1 million for the three and nine months ended September 30, 2019. The allocated net periodic benefit costs related to transferred plans from Autoliv to Veoneer were less than $1 million for the three months ended March 31, 2018. Subsequent to the plan transfer on April 1, 2018, the components of net periodic benefit costs for these defined benefit plans were less than $1 million for the three and nine months ended September 30, 2018.
Autoliv Sponsored Plans
Prior to certain legal decisions or plan amendments, Veoneer employees in Sweden and in the U.S. participated in the following Autoliv-sponsored multi-employer plans:

Country	Name of Defined Benefit Plans
Sweden	ITP plan
U.S.	Autoliv ASP, Inc. Pension Plan
Autoliv ASP, Inc. Excess Pension Plan
Autoliv ASP, Inc. Supplemental Pension Plan

On April 1, 2018, it was determined that the assets, liabilities, and associated accumulated other comprehensive income (loss) of the Sweden plan for all Veoneer employees included in the Sweden plan will remain with Autoliv and benefits will be paid out of that plan in the future upon retirement. The allocation to capture the Company’s specific defined benefit plans expense and contributions prior to the plans amendment for the three and nine months ended September 30, 2018 were less than $1 million.
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
On February 19, March 1 and May 13, 2019, under the Company’s long-term incentive (LTI) program, certain employees received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights.

The allocation between RSUs and PSs for the grants made in February, March and May was 133,362 RSUs and 126,037 PSs at 100% target.
The RSUs were granted on February 19, 2019, March 1, 2019 and May 13, 2019 and will vest on the second or third anniversary of the grant date, subject to the grantee’s continued employment with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs and PSs granted in 2019 were calculated by using the closing stock price on the grant dates. The grant date fair value for the RSUs and PSs, granted in 2019 was $5 million.
The PSs were granted in 2019 and will earn out during the first quarter of 2022, upon the Compensation Committee’s certification of achievement of the applicable performance goals. The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets. The performance target is the Company’s gross margin for the applicable performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.
Veoneer recognized total stock (RSUs PSs and Stock Options) compensation cost of $2 million and $5 million for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, the Company recorded $1 million and $4 million, respectively.
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
The Company has been informed that one of its customers may initiate a recall of a product manufactured in 2016 - 2017 by its VNBS joint venture. If the customer does decide to initiate a recall the Company believes, pursuant to ASC 450 under U.S. GAAP and as of September 30, 2019, that a loss with respect to this issue is reasonably possible. Currently, only vehicles supplied to the U.S. market are within the scope of the potential recall, and the cost of the potential recall is estimated at $13 million. The Company and the customer have not initiated discussions on any relative responsibility. If VNBS is responsible for some or all of the costs, the Company's portion of such costs may be covered by insurance or indemnification rights.

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
The table below summarizes the change in product related liabilities in the Condensed Consolidated Balance Sheets.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Reserve at beginning of the period	$14	$23	$16	$22
Change in reserve	—	1	1	10
Cash payments	—	—	(3)	(8)
Reserve at end of the period	$14	$24	$14	$24

For the three and nine months ended September 30, 2019 and 2018, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of September 30, 2019 compared to the prior year was mainly due to a recall related settlement and cash payments for warranties and product liabilities.
Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of September 30, 2019 the indemnification asset of $9 million included in the Other current assets offsets substantially all of the product related liabilities.
Guarantees
The Company provided lease guarantees to Zenuity of $7 million and $8 million as of September 30, 2019, and December 31, 2018, respectively. These represent the maximum potential amount of future (undiscounted) payments that Veoneer could be required to make under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreements between 2020 and 2022. There are no liabilities recorded on the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018 related to these guarantees.

Note 14. Loss per share
Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Basic and diluted:
Net loss attributable to Veoneer	$(133)	$(68)	$(403)	$(162)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	111.40	87.15	98.32	87.15
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	111.40	87.15	98.32	87.15

Basic loss per share	$(1.20)	$(0.78)	$(4.10)	$(1.86)
Diluted loss per share	$(1.20)	$(0.78)	$(4.10)	$(1.86)
1 Shares in the diluted loss per share calculation represent basic shares due to the net loss.
In periods when the Company has a net loss, equity incentive awards are excluded from the Company's calculation of earnings per share as their inclusion would have an antidilutive effect. The Company excluded equity incentive awards of 295,526 and 285,975 shares for the three and nine months ended September 30, 2019, respectively, and 815,627 shares for both the three and nine months ended September 30, 2018.
The Company may settle the conversions of the Notes in cash, shares of the Company's common stock or any combination thereof at its election. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if the Company elected to settle the conversion wholly in shares. See Note 5, Debt. Due to anti-dilutive effects, the Company excluded potential convertible shares due to the Notes of 9,277,305 and 4,247,850 shares for the three and nine months ended September 30, 2019, respectively, and zero for the three and nine months ended September 30, 2018 from the diluted loss per share calculations.
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

Loss Before Income Taxes	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Electronics	$(90)	$(36)	$(281)	$(66)
Brake Systems	(17)	(9)	(54)	(23)
Segment operating loss	(107)	(45)	(335)	(88)
Corporate and other	(15)	(13)	(53)	(34)
Interest and other non-operating items, net	2	4	8	4
Loss from equity method investment	(16)	(15)	(50)	(45)
Loss before income taxes	$(136)	$(70)	$(430)	$(163)

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
Transactions with Related Parties
Veoneer and Autoliv entered into a Transition Services Agreement ("TSA") under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. The Company recognized $1 million and $4 million of expense under the TSA for the three and nine months ended September 30, 2019, respectively, and $2 million and $5 million of expense under the TSA for the three and nine months ended September 30, 2018, respectively. The Company recognized less than $1 million of income under the TSA for the three and nine months ended September 30, 2019, and less than $1 million of income under the TSA for the three and nine months ended September 30, 2018.
Throughout the periods covered by the unaudited condensed consolidated financial statements, Veoneer sold finished goods to Autoliv and Nissin Kogyo, the 49% owner in VNBS (a 51% owned subsidiary). Related party sales amount to $24 million and $77 million for the three and nine months ended September 30, 2019, respectively and $46 million and $125 million for the three and nine months ended September 30, 2018, respectively.
Related Party Balances
Amounts due to and due from related parties are summarized in the below table:

Related Party	As of
(Dollars in millions)	September 30, 2019	December 31, 2018
Related party receivable	$14	$64
Related party notes receivable	—	1
Related party payables	4	16
Related party short-term debt	2	1
Related party long-term debt	12	13

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

As of September 30, 2019 and December 31, 2018, all related party long-term debt relates to a capital lease arrangement at VNBS of $12 million and $13 million, respectively. The finance lease is with Nissin Kogyo, the 49% owner of VNBS.
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
During the nine months ended September 30, 2019, the Company has entered into arrangements with financial institutions and sold $59 million of trade receivables without recourse and $37 million of bank notes without recourse, which qualify as sales as all rights to the trade and notes receivable have passed to the financial institution. There were no factoring arrangements for the nine months ended September 30, 2018.
As of September 30, 2019, the Company has $8 million of trade notes receivables which remain outstanding and will mature within the fourth quarter of 2019. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Note 18. Subsequent Events
The Company continues to engage in discussions with Volvo Cars, its Zenuity JV partner, regarding the development priorities of Zenuity in light of the market shift toward autonomous vehicle solutions. The outcome of these discussions may influence the level of funding and participation of Veoneer in the Zenuity JV, as well as future sharing of intellectual property and IP licenses. Subsequent to September 30, 2019, the Company made a capital contribution of SEK 250 million (approximately $25 million) to the Zenuity JV.
Subsequent to September 30, 2019, the Company paid $10 million related to the unconditional purchase obligation that was entered into on December 31, 2017. The amount will be reimbursed by Zenuity.

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
Veoneer’s current product offerings include automotive radars, mono and stereo vision cameras, night vision systems, positioning systems, advanced driver assist systems (ADAS) electronic control units, passive safety electronics (airbag control units and crash sensors), brake control systems and a complete ADAS software offering towards highly automated driving (HAD) and eventually autonomous driving (AD). In addition, we offer driver monitoring systems, LiDAR sensors, RoadScape positioning and other technologies critical for HAD and AD solutions by leveraging our partnership network and internally developed intellectual property.

Executive Overview
During the quarter our market adjustment initiatives announced at the beginning of the year started to take effect. Driven by these operational improvements our operating loss was reduced by $15 million sequentially despite lower organic sales. The reduction came primarily through lower RD&E costs achieved through prudent resource management and to a lesser extent by partnering in some engineering related activities in Active Safety. We were also successful in working capital management, particularly in managing accounts receivables and inventories. We will continue to drive our improvement initiatives, including partnering and outsourcing opportunities, as we adapt to the market realities, and drive our own continued development.
In September, we signed our seventh customer for our in-house developed vision technology. This shows that our core development combined with the software developed in Zenuity delivers powerful solutions, creating leading ADAS and collaborative driving functionality for the years to come. In addition, we are currently preparing to introduce our fourth-generation vision technology, as part of a number of our customer launches in 2020 and into 2021.
The automotive industry faced a volatile and challenging quarter, with light vehicle production being weaker than anticipated in July across most of our major markets. Veoneer saw a sharper sales decline than the overall market, as we faced some model phase-outs of certain customer programs and a negative product mix. In addition, positive effects on sales growth from launches of new customer programs are only anticipated to start in 2020.
We see this challenging environment in our industry, to continue for some time. This relates both to an increased volatility in LVP forecasts as well as customer launch schedules and take rates, particularly in China, for products sold as optional features by the OEMs. Specifically, for Veoneer we are proactively managing the inherent risks that come from launching several new customer programs and technologies in a short time span in the quarters to come.
For the next several quarters, our focus is on: successful customer launches heading into 2020 and 2021, market adjustment initiatives to continue to drive efficiencies and improve cash flow, and to continue to win profitable new business.
2019 Outlook
Looking at the fourth quarter of 2019, sequentially from the third quarter of 2019 our sales are now expected to be slightly lower while our operating loss is expected to improve. This sales outlook is based primarily on our customer releases and call-offs, which are significantly lower than our expectations 90 days ago. The main drivers of this lower sales level include some launch delays and plant shut-downs with certain customers and lower underlying vehicle volumes on certain programs in our three major product areas in Europe, Asia and North America. The expected 2nd half recovery in 2019 will likely no longer materialize where, according to IHS, the LVP is now expected to decline 3% sequentially from the 1st half of this year which represents approximately 1.7 million fewer vehicles in the 2nd half of 2019.
Consequently, our full year 2019 organic sales are now expected to decline in the low double digits as compared to 2018 while currency translation effects on sales are now expected to decline by approximately 3%. We continue to expect RD&E, net to be less than $600 million for the full year 2019 and expect further cost structure improvements from our market adjustment initiatives during the fourth quarter and into 2020. Despite a better than expected cash flow before financing activities for the third quarter, the second half of 2019 is expected to remain at similar levels as compared to the first half of 2019, and the fourth quarter operating loss to improve sequentially from the third quarter.
We continue to see the same order intake opportunity as earlier indicated, although certain opportunities may be delayed into 2020.
The general lead time from an “order” to the start of production is 2 to 4 years and it may take several months for production of a certain vehicle models to fully ramp up. For example, Active Safety and Restraint Control Systems order intake from 2013 to 2015 is reflected in sales in 2017-2019. We believe that the strong order intake in 2016-2018 will primarily impact organic sales in 2020 to 2022 with some initial benefits coming in late 2019.

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
Global Regulatory and Test Rating Developments
Europe continues to take a proactive role in promoting or requiring Active Safety technologies. The European New Car Assessment Program (“NCAP”) continuously updates its test rating program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2030, as compared to 2020. We anticipate strong global sensor adoption rate increases (forward, side and rear) due to the European New Car Assessment Program’s push for crash avoidance, increased adoption rates due to growing demand around ADAS software features, volume growth due to redundant sensing concepts needed for higher levels of autonomy, potential opportunities in relation to compliance with cyber-security and software updates and step-by-step increased demand for connectivity components as a result.
On May 17, 2018, the European Commission proposed a new mandate, as party of the EU General Safety Regulation road-map through 2028, to make certain Active Safety features compulsory in light vehicles by 2022. During March of 2019 the EU mandate was adopted as initially proposed by the European Commission. We believe that adoption of the mandate will significantly expand demand for our Active Safety products. Indeed, with respect to sensors and Advanced Driver Assistance Systems (ADAS) software features, our order intake since the adoption of the mandate appears to reflect the anticipated increase in demand. In addition, we believe that the mandate and the EU General Safety Regulations (GSR) generally will influence other market regulators as they evaluate their respective vehicle test rating programs and safety legislation.
In China, the Ministry of Industry and Information Technology issued the Key Working Points of Intelligent Connected Vehicle Standardization for 2018 to promote and facilitate the development of the intelligent connected vehicles industry, and advance the development of fundamental standards and those that are in urgent demand. The guideline has pointed out that more than 30 key standards will be defined by 2020 to fund the systems for (ADAS) and low-level autonomous driving, and a system of over 100 standards will be set up by 2025 for higher level autonomous driving.During the third quarter of 2018, the Chinese government commenced testing of new vehicles according to the new China New Car Assessment Program (CNCAP) where active safety features like Autonomous Emergency Braking (AEB) are required to achieve the maximum safety rating.
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
Market Overview

	Light Vehicle Production by Region - 2019
(Millions, except where specified)	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Third Quarter (IHS at 16-October-2019)	5.6	2.3	2.9	4.6	4.7	0.5	20.5
Change vs. Prior Year	(6)%	7%	(10)%	(2)%	1%	(24)%	(3)%
During the third quarter of 2019, the global light vehicle production decreased by approximately 3% as compared to 2018 mainly due to production declines in Western Europe (1%) likely attributable to weak consumer demand and the uncertainty created around Brexit, China (6%) likely attributable to weaker underlying consumer demand and the continued trade dispute with U.S.. In addition, North America and South Korea declined 1% while India declined 20%. These effects were partially offset by a LVP increase in Japan of 7%.

	Light Vehicle Production by Region - 2019
(Millions, except where specified)	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year (IHS at 16-October-2019)	23.2	9.1	12.2	18.4	21.2	1.9	85.9
Change vs. Prior Year	(9)%	—%	(7)%	(4)%	(3)%	(25)%	(6)%
For the full year 2019, the global light vehicle production forecast rebound during the second half of 2019 will likely not materialize as expected earlier in 2019, mainly due to China, RoA and Western Europe, resulting in an 6% overall decline for the full year. The 2nd half of 2019 is now expected to decline sequentially 3% from the 1st half of this year. This will be the second consecutive annual decline in light vehicle production. The light vehicle production in Japan is expected to be flat for the full year 2019 while China, South Korea, Western Europe and North America are expected to decline by 9%, 1%, 5% and 4%, respectively. Within Rest of Asia, India is expected to decline by 14%.

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following tables show Veoneer’s overall performance and by segment for the three months ended September 30, 2019 and 2018 along with components of change compared to the prior year.
Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the three months ended September 30, 2019 and 2018 along with components of change compared to the prior year.

Net Sales	Three Months Ended September 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019	2018	US GAAP Reported Change		Currency		Organic[1]
	$	$	$	%	$	%	$	%
Restraint Control Systems	193	226	(33)	(15)	(4)	(2)	(29)	(13)
Active Safety	178	201	(23)	(11)	(7)	(3)	(15)	(8)
Brake Systems	91	100	(9)	(9)	1	1	(10)	(10)
Total	$462	$526	$(64)	(12)%	$(10)	(2)%	$(54)	(10)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Veoneer’s net sales for the quarter declined by 12% to $462 million as compared to 2018. Organic sales1 declined by 10% while the combined currency translation effects of 2% accounted for the remainder of the decline. During the quarter, our organic sales developed essentially in-line with our expectations at the beginning of the quarter.
According to IHS, the LVP decline of 3% for the quarter as compared to 2018 was mainly attributable to China and Rest of Asia and to a lesser extent the Americas and Western Europe. This decline was 3% worse than expected at the beginning of the quarter due to lower than expected LVP in virtually all major vehicle producing regions.
Restraint Control Systems - Net sales for the quarter of $193 million decreased by 15% as compared to 2018. The organic sales1 decline of 13% was mainly due to lower volumes in China and North America where we saw a temporary phase out of our products on certain vehicle models.
Active Safety - Net sales for the quarter of $178 million decreased by 11% as compared to 2018. This decline was mostly driven by the organic sales1 decline of 8%. This decline is partly attributable to the LVP decline of approximately 2% in our major markets for Active Safety, where we have a relatively higher CPV on premium brands (Western Europe, North America, Japan and China).
Strong demand for mono, stereo and thermal camera systems and ADAS ECUs on several models drove an increase in organic sales. This growth was more than offset by the negative radar product mix shift from 24Ghz to 77Ghz technology.
Brake Systems - Net sales of $91 million for the quarter decreased by 9% as compared to 2018. This sales decline is mainly due to an organic sales1 decline of 10%, driven primarily by temporary lower volumes on certain Honda vehicle models in China and Japan.

Electronics Segment	Three Months Ended September 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	371		426		(55)	(13)	(11)	(3)	(44)	(10)
Operating Loss / Margin	(90)	(24.3)	(36)	(8.4)	(54)
Segment EBITDA1 / Margin	(69)	(18.5)	(18)	(4.2)	(51)
Associates	7,616		6,804		812
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA

Net Sales - The net sales in the Electronics segment decreased by $55 million to $371 million for the quarter as compared to 2018. This sales decline was mainly due to the organic sales1 decline in Active Safety and Restraint Control Systems of $15 million and $29 million, respectively, along with the currency translation effects of $11 million.
Operating Loss - The operating loss for the Electronics segment of $90 million for the quarter increased by $54 million as compared to 2018 mainly due to the negative volume and product mix effects causing the lower organic sales in Active Safety and Restraint Control Systems and the increase in RD&E cost to support future organic sales growth and current development programs.
EBITDA1 - The segment EBITDA for Electronics decreased by $51 million to negative $69 million for the quarter as compared to 2018. This decline is mainly due to the increase in operating loss for the segment while depreciation and amortization increased by $3 million.
Associates - The number of associates in the Electronics segment increased by 812 to 7,616 as compared to 2018. This increase is primarily due to the hiring of engineers to support the strong order intake for future growth.
Deliveries - The quantities delivered in the quarter were 3.9 million units for Restraint Controls Systems and 2.0 million units for Active Safety.

Brake Systems Segment	Three Months Ended September 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	91		100		(9)	(9)	1	1	(10)	(10)
Operating Loss / Margin	(17)	(18.6)	(9)	(9.0)	(8)
Segment EBITDA1 / Margin	(8)	(9.3)	—	0.1	(8)
Associates	1,467		1,467		—
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales in the Brake Systems segment decreased by $9 million to $91 million for the quarter as compared to 2018. This sales decline was mainly attributable to temporary lower volumes on certain Honda vehicle models, particularly in China and Japan.
Operating Loss - The operating loss for the Brake Systems segment increased to $17 million from $9 million for the quarter as compared to 2018. This change was mainly due to the negative volume and product mix effects causing the lower organic sales and slight increase in RD&E net to support future organic sales growth.
EBITDA1 - The segment EBITDA for Brake Systems decreased by $8 million to negative $8 million for the quarter as compared to 2018. This decline was due to the increase in underlying operating loss for the segment.
Associates - The number of associates in the Brake Systems segment remained unchanged at 1,467 as compared to 2018. Increases in RD&E were offset by reductions in direct and indirect labor associates.
Deliveries - The quantities delivered during the quarter were 0.4 million units for Brake Systems.

Corporate and Other	Three Months Ended September 30
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	—		—		—
Operating Loss / Margin	(15)	—	(13)	—	(2)
EBITDA1 / Margin	(15)	—	(13)	—	(2)
Associates	45		39		6
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA1 - The operating loss and EBITDA for Corporate and other increased to $15 million from $13 million for the quarter as compared to 2018. This increase was mainly attributable to IT integration costs related to Veoneer being a standalone company.

Associates - The number of associates increased by 6 to 45 as compared to 2018 mainly due to the hiring of personnel to support a standalone listed company and to perform functions previously provided through consultancy and outside services.
The associates and financial figures are comparable to 2018 since the second quarter in 2018 was the last quarter of carve-out reporting.
Veoneer Performance

Income Statement	Three Months Ended September 30
(Dollars in millions, except per share data)	2019		2018
	$	%	$	%	Change
Net sales	$462		$526		$(64)
Cost of sales	(389)	(84.2)%	(428)	(81.2)%	39
Gross profit	73	15.8%	99	18.8%	(26)
Selling, general & administrative expenses	(45)	(9.8)%	(44)	(8.3)%	(1)
Research, development & engineering expenses, net	(144)	(31.3)%	(109)	(20.7)%	(35)
Amortization of intangibles	(6)	(1.2)%	(5)	(1.0)%	(1)
Other income	—	—%	1	0.2%	(1)
Operating loss	(122)	(26.5)%	(58)	(11.0)%	(64)
Loss from equity method investments	(16)	(3.4)%	(15)	(2.9)%	(1)
Interest income	7	1.4%	3	0.6%	4
Interest expense	(5)	(1.0)%	—	—%	(5)
Other non-operating items, net	—	—%	1	0.2%	(1)
Loss before income taxes	(136)	(29.4)%	(70)	(13.2)%	(67)
Income tax expense	(3)	(0.6)%	(3)	(0.6)%	—
Net loss[1]	(139)	(30.0)%	(72)	(13.8)%	(67)
Less: Net loss attributable to non-controlling interest	(6)	(1.2)%	(5)	(0.9)%	(1)
Net loss attributable to controlling interest	$(133)	(28.8)%	$(68)	(12.9)%	$(66)
Net loss per share – basic[2]	$(1.20)		$(0.78)		$(0.41)
Weighted average number of shares outstanding [2]	111.40		87.15		24.25
1 Including Corporate and other sales. 2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - The gross profit for the quarter of $73 million was $26 million lower as compared to 2018. The negative volume and product mix effects that caused the lower organic sales were the main contributors to the gross profit decline. Net currency effects on the gross profit were approximately $4 million unfavorable for the quarter as compared to 2018, primarily due to the stronger US dollar.
Operating Loss - This quarter represents the first quarter with a comparable standalone cost structure. The operating loss for the quarter of $122 million increased by $64 million as compared to 2018.
The RD&E, net increase of $35 million to $144 million, as compared to 2018, was mainly due to the ramp-up of engineering hiring during 2018, and lower engineering reimbursement during the quarter. Sequentially RD&E, net improved due to lower gross engineering costs.
The SG&A expense of $45 million for the third quarter was at similar levels as compared to 2018. This cost decreased sequentially from the previous quarter due to lower consultancy and outside services costs.
Other income and amortization of intangibles combined were $2 million unfavorable for the third quarter as compared to 2018. Net currency effects on the operating loss were negligible for the quarter as compared to 2018.
Net Loss - The net loss for the quarter of $139 million increased by $67 million as compared to 2018.
Veoneer’s net loss from its equity method investment (Zenuity) of $16 million during the quarter was at similar levels as compared to 2018.

The interest income, net and other non-operating items, net combined for the quarter were $2 million lower as compared to 2018, mainly related to interest expense related to the convertible debt of $5 million. Income tax expense of $3 million for the third quarter remained unchanged as compared to 2018.
The non-controlling interest loss of $6 million in the VNBS JV for the third quarter was $1 million higher as compared to 2018. This is the first quarter that Veoneer Brake America is excluded from non-controlling interest.
Loss per Share - The loss per share increased to $1.20 for the quarter as compared to a loss of $0.78 per share in 2018. This decline was mainly due to the increase in operating loss. The share count increase from the common stock issuance in May 2019 reduced the loss by $0.31 per share.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following tables show Veoneer’s overall performance and by segment for the nine months ended September 30, 2019 and 2018 along with components of change compared to the prior year.
Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the nine months ended September 30, 2019 and 2018 along with components of change compared to the prior year.

Net Sales	Nine Months Ended September 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019	2018	US GAAP Reported Change		Currency		Organic[1]
	$	$	$	%	$	%	$	%
Restraint Control Systems	617	739	(122)	(16)	(26)	(4)	(96)	(13)
Active Safety	554	628	(74)	(12)	(31)	(5)	(43)	(7)
Brake Systems	275	325	(50)	(15)	(5)	(2)	(45)	(14)
Total	$1,446	$1,692	$(246)	(15)%	$(62)	(4)%	$(184)	(11)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Veoneer’s net sales for the first nine months of 2019 declined by 15% to $1,446 million as compared to 2018. Organic sales1 declined by 11% while the combined currency translation effects were 4%. Sequentially, our net sales in the third quarter declined by 5.5% as compared to the second quarter in 2019.
Restraint Control Systems - Net sales for the first nine months of 2019 decreased by 16% to $617 million as compared to 2018. The organic sales1 decline of 13% was mainly due to lower volumes in Europe, China and North America where we saw a temporary phase out of our products on certain vehicle models and lower underlying LVP.
Active Safety - Net sales for the first nine months of 2019 decreased by 12% to $554 million as compared to 2018. This decline was driven by currency translation effects of 5% while organic sales1 declined by 7%. The LVP in our major markets for Active Safety where we have a relatively higher CPV on premium brands (Western Europe, North America, Japan and China) declined by more than 4%.
Strong demand for mono,stereo and night vision systems and ADAS ECUs on several models drove an increase in organic sales. This was more than offset by the negative radar product mix from 24GHz to 77GHz technology and declining mono vision volumes on certain BMW models.
Brake Systems - Net sales of $275 million for the first nine months of 2019 decreased by 15% as compared to 2018. This sales decline is mainly due to an organic sales1 decline of 14%, primarily driven by temporary lower volumes on certain Honda vehicle models in China and Japan.

Electronics Segment	Nine Months Ended September 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	1,171		1,367		(196)	(14)	(57)	(4)	(139)	(10)
Operating Loss / Margin	(281)	(24.0)	(66)	(4.8)	(215)
Segment EBITDA1 / Margin	(220)	(18.8)	(12)	(0.9)	(208)
Associates	7,616		6,804		812
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales in the Electronics segment decreased by $196 million to $1,171 million for the first nine months of 2019 as compared to 2018. This decline was mainly due to the organic sales1 decline in Active Safety and Restraint Control Systems of $43 million and $96 million, respectively, along with the currency translation effects of $57 million.
Operating Loss - The operating loss for the Electronics segment of $281 million for the first nine months of 2019 increased by $215 million as compared to 2018. This increase was mainly due to the negative volume and product mix effects causing lower organic sales in Active Safety and Restraint Control Systems and an increase in RD&E cost to support future organic sales growth and current development programs.
EBITDA1 - The segment EBITDA for Electronics decreased by $208 million to negative $220 million for the first nine months of 2019 as compared to 2018. This decline is mainly due to the increase in operating loss for the segment as depreciation and amortization increased by $7 million for the same period as compared to 2018.
Associates - Associates in the Electronics segment increased by 511 to 7,616 as compared to the end of 2018, mainly due to adding 359 engineers to support customer development programs. Temporary associates have increased by 261 reflecting the uncertain macro environment.
Deliveries - The quantities delivered during the first nine months of 2019 were 12.0 and 6.6 million units for Restraint Controls Systems and Active Safety, respectively.

Brake Systems Segment	Nine Months Ended September 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	275		325		(50)	(15)	(5)	(2)	(45)	(14)
Operating Loss / Margin	(54)	(19.6)	(23)	(7.0)	(31)
Segment EBITDA1 / Margin	(26)	(9.3)	6	1.8	(32)
Associates	1,467		1,467		—
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales in the Brake Systems segment decreased by $50 million to $275 million for the first nine months of 2019 as compared to 2018. This sales decline was mainly attributable to temporary lower volumes on certain Honda vehicle models, mainly in China and Japan.
Operating Loss - The operating loss for the Brake Systems segment increased by $31 million to $54 million for the first nine months of 2019 as compared to 2018. This increase was mainly due to the negative volume and product mix effects causing the lower organic sales and slight increase in RD&E net to support future organic sales growth.
EBITDA1 - The segment EBITDA for Brake Systems decreased to negative $26 million for the first nine months of 2019 as compared to $6 million in 2018. This decline was mainly due to the increase in underlying operating loss for the segment.
Associates - The number of associates in the Brake Systems segment increased by 15 to 1,467 as compared to the end of 2018 primarily due to an increase in engineering resources to support development programs which was partially offset by direct labor and overhead reductions.
Deliveries - The quantities delivered during the first nine months of 2019 was 1.3 million units for Brake Systems.

Corporate and Other	Nine Months Ended September 30
(Dollars in millions, except where specified)	2019		2018		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	—		—		—
Operating Loss / Margin	(53)	—	(34)	—	(19)
EBITDA1 / Margin	(52)	—	(34)	—	(18)
Associates	45		39		6
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA1 - The operating loss and EBITDA for Corporate and other both increased to $53 and $52 million, respectively, from $34 million for the first nine months of 2019 as compared to 2018. This change was mainly attributable to the additional SG&A costs associated with being a standalone listed company.
Associates - The number of associates increased by 2 to 45 as compared to the end of 2018 mainly due to the hiring of personnel to support a standalone listed company and to perform functions previously provided through consultancy and outside services.
The associates and financial figures are not comparable since the financial results for the first half of 2018 are based on carve-out basis accounting rules.
Veoneer Performance

Income Statement	Nine Months Ended September 30
(Dollars in millions, except per share data)	2019		2018
	$	%	$	%	Change
Net sales	$1,446		$1,692		$(246)
Cost of sales	(1,211)	(83.7)%	(1,371)	(81.0)%	160
Gross profit	235	16.3%	321	19.0%	(86)
Selling, general & administrative expenses	(148)	(10.2)%	(112)	(6.6)%	(36)
Research, development & engineering expenses, net	(459)	(31.8)%	(334)	(19.7)%	(125)
Amortization of intangibles	(17)	(1.2)%	(16)	(0.9)%	(2)
Other income	1	0.1%	18	1.1%	(17)
Operating loss	(388)	(26.8)%	(122)	(7.2)%	(266)
Loss from equity method investments	(50)	(3.5)%	(45)	(2.7)%	(5)
Interest income	14	1.0%	4	0.2%	10
Interest expense	(7)	(0.5)%	(1)	(0.1)%	(6)
Other non-operating items, net	1	0.1%	1	0.1%	—
Loss before income taxes	(430)	(29.7)%	(163)	(9.6)%	(267)
Income tax benefit / (expense)	1	0.1%	(12)	(0.7)%	13
Net loss [1]	(429)	(29.7)%	(175)	(10.4)%	(254)
Less: Net loss attributable to non-controlling interest	(26)	1.8%	(13)	(0.8)%	(13)
Net loss attributable to controlling interest	$(403)	(27.9)%	$(162)	(9.6)%	$(241)
Net loss per share – basic[2]	$(4.10)		$(1.86)		$(2.24)
Weighted average number of shares outstanding[2]	98.32		87.15		11.17
1 Including Corporate and other sales. 2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - The gross profit of $235 million for the first nine months of 2019 was $86 million lower as compared to 2018. The negative volume and product mix effects that caused the lower organic sales was the main contributor to the gross profit decline. Net currency effects on our gross profit was approximately $26 million unfavorable for the same period as compared to 2018, primarily due to the stronger US dollar.
Operating Loss - The operating loss of $388 million for the first nine months of 2019 increased by $266 million as compared to 2018.
The RD&E, net increase of $125 million for the first nine months of 2019 as compared to 2018 was mainly due to the ramp-up of engineering hiring during 2018 as well as slightly lower engineering reimbursement.

The SG&A increase of $36 million for the first nine months of 2019 as compared to 2018 was mostly related to the additional costs associated with being a standalone listed company during the first half of 2019.
Other income was $17 million lower for the first nine months of 2019 as compared to 2018 primarily due to the reversal of the $14 million MACOM earn-out provision. Net currency effects on the operating loss were negative $11 million for the same period as compared to 2018.
Net Loss - The net loss for the first nine months of 2019 increased by $254 million to $429 million as compared to 2018.
Veoneer’s net loss from its equity method investment (Zenuity) of $50 million for the first nine months of 2019 increased by $5 million as compared to 2018. This is mainly attributable to the continued hiring and build-up of software engineers through the first half of 2019. The increase in equity method investment loss for the first nine month was mostly offset by interest income, net of $7 million, which was an increase of $4 million as compared to 2018.
The Income tax benefit for the first nine months of 2019 of $1 million as compared to an expense of $12 million in 2018 was mainly due to tax impact of the convertible debt issuance and a discrete tax benefit of $6 million.
The non-controlling interest loss of $26 million in the VNBS JV for the first nine months of 2019 was $13 million higher as compared to 2018. The increase is mainly due to the organic sales impact on earnings.
Loss per Share - The loss per share of $4.10 for the first nine months of 2019 increased by $2.24 per share as compared to 2018 mainly due to the increase in operating loss. The share count increase from the common stock issuance in May 2019 reduced the loss by $0.54 per share.
Non-U.S. GAAP Financial Measures
Non-U.S. GAAP financial measures are reconciled throughout this report.
In this report we refer to organic sales or changes in organic sales growth, a non-U.S. GAAP financial measure that we, investors and analysts use to analyze the Company's sales trends and performance. We believe that this measure assists investors and management in analyzing trends in the Company's business because the Company generates approximately 66% of its sales in currencies other than in U.S. dollars (its reporting currency) and currency rates have been and can be rather volatile. Additionally, the Company has historically made several acquisitions and divestitures, although none that impacted the reporting periods in question. Organic sales and organic sales growth present the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rates on the Company’s performance. The tables in this report present the reconciliation of changes in the total U.S. GAAP net sales to changes in organic sales growth.
The Company uses in this report EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s net income excluding interest expense, income taxes, depreciation and amortization and including loss from equity method investment. The Company also uses Segment EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s EBITDA which has been further adjusted on a segment basis to exclude certain corporate and other items. We believe that EBITDA and Segment EBITDA are useful measures for management, analysts and investors to evaluate operating performance on a consolidated and reportable segment basis, because it assists in comparing our performance on a consistent basis. The tables below provide reconciliations of net income (loss) to EBITDA and Segment EBITDA.
The Company uses in this report net working capital, a non-U.S. GAAP financial measure, which is defined as current assets (excluding cash and cash equivalents) minus current liabilities excluding short-term debt. The Company also uses in this report cash flow before financing activities, a non-U.S. GAAP financial measure, which is defined as net cash used in operating activities plus net cash used in investing activities. Management uses these measures to improve its ability to assess operating performance at a point in time as well as the trends over time. The tables below provides a reconciliation of current assets and liabilities to net working capital and cash flow before financing activities.
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

Reconciliations of U.S. GAAP to Non-U.S. GAAP Financial Measures
Net Loss to EBITDA	Three Months Ended September 30		Nine Months Ended September 30		Last 12 Months	Full Year 2018
Dollars in millions	2019	2018	2019	2018
Net Loss	$(139)	$(72)	$(429)	$(175)	$(548)	$(294)
Depreciation and amortization	30	27	90	82	118	111
Loss from equity method investment	16	15	50	45	68	63
Interest and other non-operating items, net	(2)	(4)	(8)	(4)	(10)	(7)
Income tax expense / (benefit)	3	3	(1)	12	28	42
EBITDA	$(92)	$(31)	$(298)	$(40)	$(344)	$(87)

Segment EBITDA to EBITDA	Three Months Ended September 30		Nine Months Ended September 30		Last 12 Months	Full Year 2018
Dollars in millions	2019	2018	2019	2018
Electronics	(69)	(18)	(220)	(12)	(251)	(43)
Brake Systems	(8)	—	(26)	6	(24)	7
Segment EBITDA	$(77)	$(18)	$(246)	$(6)	$(275)	$(36)
Corporate and other	(15)	(13)	(52)	(34)	(69)	(51)
EBITDA	$(92)	$(31)	$(298)	$(40)	$(344)	$(87)

Working Capital to Net Working Capital	September 30, 2019	September 30, 2018	June 30, 2019	June 30, 2018	December 31, 2018	December 31, 2017
Dollars in millions
Total current assets	$1,602	$1,648	$1,758	$1,699	$1,543	$648
less Total current liabilities	613	630	572	584	636	590
Working capital	989	1,018	1,185	1,115	907	58
less Cash and cash equivalents	(1,062)	(919)	(1,204)	(980)	(864)	—
less Short-term debt	21	—	20	—	—	—
Net Working Capital	$(52)	$99	$2	$135	$42	$58

Cash Flow before Financing Activities	Three Months Ended September 30		Nine Months Ended September 30		Last 12 Months	Full Year 2018
Dollars in millions	2019	2018	2019	2018
Net cash used in operating activities	$(61)	$(17)	$(221)	$(181)	$(219)	$(179)
plus Net cash used in investing activities	(79)	(58)	(198)	(120)	(263)	(185)
Cash Flow before Financing Activities	$(140)	$(75)	$(419)	$(301)	$(482)	$(364)

Liquidity and Capital Resources
Liquidity
As of September 30, 2019, the Company had cash and cash equivalents of $1,062 million.
The Company's primary source of liquidity is the existing cash balance of $1,062 million which will primarily be used for ongoing working capital requirements, capital expenditures, investments in joint ventures, particularly Zenuity and certain anticipated business combinations. The Company believes that its existing cash resources will be sufficient to support its current operations for at least the next twelve months.
The Company has no material obligations other than short-term obligations related to operations, inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.
Autotech - On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of September 30, 2019, Veoneer contributed a total of $10 million to the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the fund.
Zenuity - Veoneer is currently in discussions with Volvo Cars, its Zenuity JV partner, regarding the development priorities of Zenuity in light of the market shift toward autonomous vehicle solutions. The outcome of these discussions may influence the level of funding and participation of Veoneer in the Zenuity JV, as well as future sharing of intellectual property and IP licenses.

Although no final commitment has been made pertaining to future funding, the Company made a funding contribution of $11 million, $21 million and $25 million during the second, third and fourth quarter of 2019, respectively.
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
Zenuity - On October 2, 2019, Veoneer and Volvo Cars made certain changes to their Zenuity joint venture agreement. Notably, the parties removed the non-compete provisions which restricted the owners from engaging in business activities in competition with Zenuity. Veoneer remains the exclusive distribution channel for all Zenuity products sold to third parties.
Cash Flows

Selected Cash flow items	Nine Months Ended September 30
(Dollars in millions, except where specified)	2019	2018
Net cash used in Operating Activities	$(221)	$(181)
Capital expenditures	$(168)	$(123)
Equity method investment	$(32)	$(71)
Net Cash Used in Investing Activities	$(198)	$(120)
Cash flow before Financing Activities[1]	$(419)	$(301)
Net Cash Provided by Financing Activities	$634	$1,206
1 Non-U.S. GAAP measure, see reconciliation above
Net cash used in operating activities - Net cash used in operating activities of $221 million during the first nine months of 2019 was $40 million higher as compared to 2018. The higher net loss was mostly offset by the positive change in net working capital (Non-U.S. GAAP measure, see reconciliation above) and other, net.
Days receivables outstanding, outstanding receivables relative to average daily sales was 56 days for September 30, 2019, as compared to 81 days at September 30, 2018. This improvement is mainly due to lower customer past due receivables. Days inventory outstanding, outstanding inventory relative to average daily sales, increased to 31 days as of September 30, 2019, as compared to 29 days at September 30, 2018. This ratio remained relatively unchanged despite the year-over-year sales decline.
Net Working Capital - Net working capital (Non-U.S. GAAP measure, see reconciliation above) of $52 million negative improved by $94 million during the first nine months of 2019 as compared to 2018 due to a reduction in accounts receivable and inventories, net.
Net cash used in investing activities - Net cash used in investing activities of $198 million during the first nine months of 2019 increased by $78 million as compared to 2018 due to higher capital expenditures and lower related party notes receivable which was partially offset by Zenuity.
Cash flow before financing activities1 - The cash flow before financing activities of negative $419 million for the first nine months of 2019 was better than expected due to a net working capital decrease of $94 million.
Number of Associates

		September 30, 2019	June 30, 2019	March 31, 2018	December 31, 2018	September 30, 2018
TOTAL		9,127	9,235	9,191	8,600	8,310
Whereof:	Direct Manufacturing	2,116	2,153	2,110	2,083	2,186
	RD&E	5,086	5,154	5,192	4,676	4,327
	Temporary	1,630	1,659	1,563	1,329	1,254

The number of associates decreased to 9,127 during the quarter from 9,235 in the previous quarter, mainly due to reductions in direct manufacturing and RD&E of 37 and 68 associates, respectively. Temporary associates also declined during the quarter mainly related to the uncertain and changing LVP environment.
The increase in associates as compared to the same period in 2018 of 9,127 from 8,310 is primarily due to the net hiring of 759 associates to support our investment in engineering resources for future growth opportunities. Temporary associates have increased by 376 as compared to 2018 due to the uncertain macro situation and new program launches.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2019, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
The cyclical nature of automotive sales and production can adversely affect our business. The market is currently experiencing a significant decline in light vehicle production (LVP) and LVP may decline for the next several years. A prolonged recession and/or a downturn in our industry or deteriorating performance of our business, could adversely affect our business and require impairments or restructuring actions.
Our business is related to LVP in the global market and by our customers, and automotive sales and LVP are critical drivers for our sales. A prolonged downturn in or uncertainty relating to global or regional economic conditions, or any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, will likely have a material adverse effect on our business, results of operations and financial condition. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products.
Furthermore, our ability to generate cash from our operations is highly dependent on regional and global economic conditions, automotive sales and LVP. Additionally, we have a substantial number of important product and program launches in the next 4-18 months. These launches are important from both a sales and cash flow perspective. A continued lower LVP or lower sales volumes on these new vehicles being launched as well as lower sales on other vehicles may delay the return on our investment in R&D and a return on the resources expended to ensure timely and quality launches. Given the high level of R&D that is required in our products, including new product and program launches, a significantly negative cash flow could have a materially negative impact on our business. A prolonged downturn in global economic conditions or LVP would likely result in us experiencing a significantly negative cash flow.
The high development costs of active safety and autonomous driving products increases the risk that we will be unable to effectively compete in the market and our inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
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
To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers’ timing, performance and quality standards. Our inability to do so may result in the loss of awarded business as well as significant liabilities and/penalties. Certain state of the art products we launch may need to be developed on an especially accelerated time frame for speed-to-market. There is a risk that we will not be able to install and certify the equipment needed to produce products for new programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production for such new programs will not impact production rates or other operational efficiency measures at our facilities. In addition, there is a risk that our customers will not execute on schedule the launch of their new product programs, for which we might supply products. A declining LVP increases the risk that new programs will be delayed or have a slow launch process.
Additionally, as a Tier 1 automotive supplier, we must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. Given the complexity of new program launches, especially involving new and innovative technologies, we may experience difficulties managing product quality, timeliness and associated costs. These risks with new technologies are increased when the customer relationship is new and the customer is subject to the same pressures on product quality and timeliness. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by our customers. Furthermore, if it becomes necessary to request that our customers cover or share in these costs due to the complexities and changes requested by the customers, this could impact our relationships with our customers and the development of these programs. These negotiations can take considerable time and effort and risk deterioration of our relationships with our customers, and there can be no assurances that any specific negotiations will result in amendments that are beneficial to us on a timely basis. We have a significant number of new program and product launches in the next 4-18 months. As the start of production grows closer for these programs and products, the potential risk related to timeliness and potential costs for failure to deliver timely may increase depending on the program or product as there is less time to implement any necessary changes to these programs even if they are requested by our customers. We may also have contractual liabilities for any such delays. Additionally, any such delays may impact our relationship with our customers and could impact potential future business opportunities. These issues may also be exacerbated due to deteriorating business conditions or declines in LVP. Our inability to effectively manage the timing, quality and costs of these new program launches could have a material adverse effect on our business, results of operations and financial condition.
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
Additionally, scaling our business has become increasingly critical to our success as OEMs have adopted global vehicle platforms and sought to increase standardization, reduce per unit cost and increase capital efficiency. We are investing in technologies that are intended to become the architecture for other products. If we are not able to scale according to our current expected timelines and needs of our current and prospective customers, we will lose the trust of our customers and our customer relationships may suffer.
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
As of September 30, 2019, we have outstanding debt of $183 million. We may incur additional debt for a variety of reasons. Although our significant debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation (i) a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; (ii) increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; (iii) depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and (iv) potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.
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

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (filing date May 29, 2019).

10.1*	Amendment Agreement by and between Volvo Car Corporation and Veoneer Sweden AB regarding Zenuity, entered into October 1, 2019.

10.2*+	Employment Agreement, dated November 15, 2018, by and between Veoneer, Inc. and Takayoshi Matsunaga.

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 23, 2019
VEONEER, INC.
(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)