Form 10-K
period 2019-12-31
Veoneer, Inc.
filed 2020-02-21
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2019 Commission File No.: 001-38471

Veoneer, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-3720890
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Klarabergsviadukten 70, Section C6
Box 13089,	SE- 103 02
Stockholm,
Sweden

+46	8 527 762 00
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, par value $1.00 per share	VNE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:  ☐    No:  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2019 (the last business day of the most recently completed second fiscal quarter) was approximately $1,928 billion.
As of February 13, 2019, there were 111,408,845 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
Documents Incorporated by Reference

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13 and 14)
*As stated under various Items of this Report, only certain specified portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 6, 2020, to be dated on or around March 25, 2020 (the “2020 Proxy Statement”) are incorporated by reference in this Report.

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

Part I
Item 1. Business
General
Veoneer, Inc. (“Veoneer”, the “Company” or “we”) is a Delaware corporation with its principal executive office in Stockholm, Sweden. On June 29, 2018, Veoneer became an independent company as a result of the separation of the Electronics segment from Autoliv, Inc. (“Autoliv”). Veoneer was incorporated under the laws of Delaware in 2017 for the purpose of holding this business. The separation was completed in the form of a pro rata distribution of 100% of the outstanding shares of Common Stock of Veoneer to the stockholders of Autoliv (the “Spin-Off”). The Company functions as a holding corporation and owns two principal subsidiaries, Veoneer AB and Veoneer US, Inc.
Shares of Veoneer common stock are traded on the New York Stock Exchange under the symbol “VNE”. Swedish Depository Receipts representing shares of Veoneer common stock (“SDRs”) trade on NASDAQ Stockholm under the symbol “VNE SDB”. Our fiscal year ends on December 31.
On June 14, 2019, the Company signed agreements with Nissin Kogyo Co. Ltd., its joint venture partner in Veoneer Nissin Brake Systems ("VNBS"), providing for certain structural changes to the joint venture and the funding of VNBS.
Pursuant to the agreements, Veoneer acquired Nissin Kogyo’s interests in the US operations of VNBS, referred to as Veoneer Brake Systems ("VBS"), and VNBS transferred or licensed the VNBS technologies necessary to operate the VBS business to VBS. VBS, including the transferred or licensed technologies, is a wholly-owned Veoneer business effective on the closing date, June 28, 2019. VNBS will also provide certain transition services to VBS.
On October 30, 2019, Veoneer signed agreements (the "Definitive Agreements") to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ") entities that comprise VNBS to its joint venture partner, Nissin-Kogyo Co., Ltd., and Honda Motor Co., Ltd. The transaction was completed on February 3, 2020 under the Definitive Agreements, and the VNBS joint venture was terminated. See Note 6 "Assets held for sale" for additional information.
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
As of December 31, 2019, including joint venture operations, Veoneer has 10 manufacturing sites and operates in 13 countries and its customers include the world’s largest car manufacturers. Veoneer’s sales in 2019 were $1.9 billion, approximately 37% of which consisted of Active Safety products, approximately 43% of which consisted of Restraint Control Systems and approximately 20% of which consisted of Brake Systems products. Our business is conducted primarily in Europe, the Americas and Asia.
Veoneer’s head office is located in Stockholm, Sweden. As of December 31, 2019, Veoneer had approximately 7,500 associates worldwide and total associates of approximately 8,900, including temporary personnel.
Additional information required by this Item 1 regarding developments in the Company’s business during 2019 is contained under Item 7 in this Annual Report.
Financial Information on Segments
Veoneer reports its financial results in two segments: Electronics and Brake Systems. Our Electronics reporting segment consists of our Active Safety and Restraint Control Systems product areas. Our Brake Systems reporting segment consists of our Brake Systems product area, which are those products developed by VNBS, our joint venture with Nissin Kogyo the 49% owner in VNBS (a 51% owned subsidiary) and VBS.
On October 30, 2019 Veoneer announced the execution of definitive agreements to divest its 51% ownership in the remaining VNBS joint venture operations in Japan and China to Nissin Kogyo Co. Ltd. and Honda Motor Co. Ltd. On February 3, 2020,

Veoneer completed the divestiture of its VNBS joint venture interest. Veoneer is classifying this transaction, which was pending as of December 31, 2019, as "assets held for sale" in this Annual Report on Form 10-K, which resulted in no impairment charge.
Business Strategy
Veoneer is well-positioned for growth from increasing long-term global vehicle production volumes, increased demand for safety and collaborative and autonomous driving products, and new business wins with existing and new customers, as is supported by the Company's strong order book. Veoneer is focused on accelerating the commercialization of Active Safety and Collaborative and Autonomous Driving by providing the software, sensors and the central compute platforms required to do so.
Products and Technology
Electronics Segment
Veoneer provides advanced Active Safety sensors, used for ADAS, HAD and AD solutions, such as vision and radar systems, ADAS Electronic Control Units (“ECUs”), night vision and positioning systems. Through Zenuity, our 50% owned joint venture with Volvo Car Corporation ("VCC"), we develop an advanced software stack of sensor fusion for decision making and vehicle control for ADAS, HAD and AD solutions. In addition, we offer driver monitoring systems, LiDAR sensors and other technologies critical for AD solutions by leveraging our partnership network and internally developed intellectual property.
We also provide Restraint Control Systems such as ECUs and crash sensors for deployment of airbags and seatbelt pretensioners in the event of a collision.
Active Safety Products
Active Safety systems are designed to intervene before a collision to make accidents avoidable or reduce the severity of the crash, in addition to making driving easier as well as more comfortable and convenient.
We develop radar and vision technologies (including Veoneer’s internally developed vision algorithms for mono, stereo and thermal vision) that monitor the environment around the vehicle with features which can adjust engine output and steering or braking to avoid accidents. The goal of Active Safety technologies is to provide early warnings to alert drivers to take timely and appropriate action or trigger intelligent systems that affect the vehicle’s motion using braking and steering to avoid accidents, as well as to increase the comfort and convenience of driving. Active Safety systems can also improve the effectiveness of the restraint control systems which combine hazard information with traditional crash-sensing methods.
Active Safety functions include: Autonomous Emergency Braking (AEB), which brakes a vehicle autonomously; Adaptive Cruise Control (ACC), which keeps and adjusts the vehicle’s pre-set speed to keep a pre-set distance from vehicles ahead; Traffic Jam Assist and Highway Assist, which takes control of braking and acceleration in slow-moving traffic and highway speed, respectively; Forward Collision Warning; Blind Spot Detection; Rear Cross-Traffic Assist; Lane Departure Warning; Lane Centering Assist, Traffic Sign Detection; Light Source Recognition; Driver Monitoring for attention and drowsiness; Vehicle-to-Vehicle and Vehicle-to-Infrastructure communication; and Night Driving Assist.
Key systems included in the Company's Active Safety portfolio, either currently provided to the market or under product development, include:
Vision Systems: Vision systems are critical to driver assistance and safety functions. They support the driver in collision avoidance and mitigating the crash severity in the event of an accident. Using our internally developed software algorithms, the camera looks at the road ahead for other vehicles, road signs, lane markings and other key road attributes and provides information and warnings if a vehicle is approaching a potentially hazardous traffic situation. Vision systems are used in applications such as road-sign recognition, lane detection along with forward and pedestrian collision warnings. We offer forward looking mono- and stereo-vision systems:
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

•Stereo-vision system technology goes a step further and measures the entire driving environment in a 3D view. The system is capable of acting on any object without classification. Stereo-vision also provides free-space recognition, and road surface measurement down to millimeter level accuracy, which is important to original equipment manufacturers ("OEMs") to improve safety and comfort and provides depth perception for distance calculations due to the 3D capability.
Next generation vision systems and algorithms such as our fourth-generation mono and stereo-cameras, which went into initial production in 2019, will support AD and European New Car Assessment Program (“NCAP”) 2020. Fifth generation vision systems, which are in the early development stages, and planned for production in 2022 will offer more than five times higher image resolution than the current generations of camera solutions, as well as offer multiple camera solutions. Selected customers where Veoneer has been awarded and sourced business for our vision systems include Geely, Mercedes-Benz, Volvo Cars, two major global OEMs, an Asian based OEM and a local Chinese OEM.
Radar Systems: Radar systems capture and analyze driving conditions and alert the driver to potentially dangerous situations, and can take control of the vehicle if the driver does not take timely, appropriate action. Radar systems are used in functions such as ACC and AEB. Radar is important because it provides superior performance in poor weather conditions such as rain and fog and other situations with limited or poor visibility from the camera system. Fused with vision systems, higher levels of functional safety are possible, allowing a wider range of operating conditions. Our radar sensor portfolio includes: 25GHz ultra-wide band radar, 24 GHz narrow band radar, and 77GHz front and rear corner, and front center radars. Selected customers for our radar systems include Fiat Chrysler Automobiles (FCA), GAC, Geely, General Motors (GM), Honda, Mercedes-Benz, Renault Nissan Mitsubishi, and Volvo Cars. Veoneer has been awarded and sourced business with 12 OEM customers.
ADAS Central Compute: ADAS ECUs are emerging products within the Active Safety market and are precursors to the autonomous vehicles of the future. Today, a limited number of OEMs are using separate ADAS ECUs, as most of the ADAS functionalities can be done in an integrated ECU. With future ADAS and AD systems increasing in complexity, the need for multi-sensor solutions and subsequently higher processing capabilities is expected to lead to more OEMs installing separate ADAS ECUs in their vehicles.
In the ADAS ECU, large quantities of data from the vehicle’s different sensors are analyzed and validated. Advanced algorithms can then act in real time to warn the driver and control the vehicle throttle, braking and steering torque to follow a desired trajectory for fully Automated Driving. We believe one of the biggest challenges self-driving cars will have to overcome is being able to react to the randomness of traffic flow, other drivers, and the fact that no two driving situations are ever the same.
Utilizing deep learning (artificial intelligence) and sensor fusion, algorithms in the ADAS ECU can likely be enhanced in such a way that the vehicle will be able to make better decisions than a human driver. This processing must be done with multiple levels of redundancy to ensure the highest level of safety and reliability. The computing demands of driverless vehicles are 50 to 100 times more extensive than the most advanced vehicle today. Meeting these demands will be a major challenge in developing the next generation of ADAS ECUs, including data processing.
In 2016, we launched the world’s first ADAS ECU for mass production in Mercedes-Benz’s new E-class. We provide a similar solution to the updated Mercedes-Benz S-class, and have received new business awards with three additional customers launching over the next 18 months.
Night Vision Systems: Using passive infrared technology (thermal sensing), our night vision system identifies pedestrians, animals or other certain hazards present in the danger zone of a vehicle, and alerts the driver, particularly in nighttime, or other “challenging” conditions. Our night vision system is the key component in “dynamic light spot” pedestrian illumination system which allows more time for drivers to identify potential hazards at distances beyond normal head-lights. Our fourth-generation night vision system, launching during 2020, will have improved field of view and detection distances, reduction in size, weight and cost, featuring enhanced algorithms for pedestrian, animal and vehicle detection as well as supporting night time AEB solutions. Selected customers of the night vision system include Audi, BMW, GM, Mercedes-Benz, PSA, Porsche and Volkswagen.
Safety Domain ECUs: As Active and Passive Safety features become more advanced, having dedicated ECUs for the various features increases the complexity, weight and cost of the vehicle architecture. The Safety Domain ECU replaces multiple dedicated ECUs across the vehicle by combining all Active and Passive Safety ECUs into one powerful domain controller. This requires a highly powerful processor which is able to execute simultaneous computing. Techniques such as virtualization enable the safe and secure separation of computing tasks, as the other controllers are not affected if one virtual controller fails.

LiDAR: In 2017, we agreed to collaborate with Velodyne to expand and commercialize our LiDAR development. LiDAR is expected to be an important sensor technology for the future development of AD systems. Under the current non-exclusive agreement with Velodyne, Veoneer will act as the Tier-1 supplier to the OEMs for the Velodyne LiDAR sensors. Veoneer will provide project management services, product validation and verification, system/interface packaging and manufacturing to produce automotive-grade LiDAR systems to the OEMs. Our LiDAR product roadmap includes first providing it to test fleets of the OEMs and the robo-taxis market followed by developing a solid-state design for the consumer vehicle market. Building on this relationship, on January 7, 2019 the Company announced entry into a license and supply agreement with Velodyne whereby Velodyne will provide Veoneer US, Inc. with materials and rights to certain Velodyne intellectual property which would enable Veoneer US, Inc. to sell, distribute, promote, manufacture and modify, including related research and development ("R&D") certain LiDAR products based on a Velodyne-authorized reference design.
Driver Monitoring: We have been developing solutions to address driver distraction and fatigue as they relate to traditional driving situations and driver attention for hands-free driving. In 2017, we entered into an agreement with Seeing Machines to accelerate this effort. This technology is expected to be necessary to achieve a 5-star NCAP rating in Europe in 2022 as well as Level 3 autonomy solutions worldwide and is an option to meet the EU mandate for driver monitoring systems starting in 2022. Our non-exclusive agreement with Seeing Machines to utilize their reference design and market under a license, provides Veoneer the capability to build hardware and feature level solutions on top of Seeing Machines’ world leading head pose, gaze and recognition data outputs.
RoadScape: Our RoadScapeTM product line offers highly accurate satellite positioning along with world leading dead reckoning capabilities for increased precision in highway, urban and rural areas. Building on this, our RoadScapeTM platform provides a digital representation of the road ahead that can be further enhanced through probe data in the field and cloud connectivity. Adding RoadScapeTM communication technology allows for vehicle-to-vehicle, infrastructure and cloud connectivity for premonition and situational awareness in ADAS and AD.
Human Machine Interaction (“HMI”): Effective two-way communication between the vehicle and driver is critical to building driver trust and enhancing the driver experience. Veoneer’s Learning Intelligent Vehicle (“LIV”) is an artificial intelligence-equipped research vehicle that can understand and respond to context. LIV uses external and internal sensing combined with complex artificial intelligence algorithms to create a unified contextual picture of what is going on with the occupants, vehicle, driving situation and then acts and serves as a “co-pilot” to communicate with drivers and passengers. Veoneer uses LIV to learn more about: task delegation, shared control, driver-vehicle collaboration, innovative ways to increase driver understanding of an autonomous system, and to continually improve the system’s understanding of its human co-travelers.
Restraint Control Systems
The Restraint Control System is the brain triggering a vehicle’s Passive Safety system in a crash situation. Restraint Control Systems consist of a restraint ECU and related remote crash sensors, including acceleration and pressure sensors. The ECUs algorithms decide when a seatbelt pretensioner should be triggered and an airbag system should be deployed.
The ECU is mounted centrally in the vehicle, well protected from the environment in the event of a crash, and is supported by crash sensors mounted in the door beam, the pillars between the doors, the rocker panels and/or in various locations at the front and rear of the vehicle. These “satellite” crash sensors provide acceleration data to enable early and appropriate deployment of the airbags and seatbelt pretensioners within milliseconds of a vehicle crash.
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
Overview of Zenuity
In addition to our two segments, we are a 50% owner of Zenuity, our joint venture with Volvo Cars to develop decision making and vehicle control software for ADAS and AD.

All ADAS and AD features are based on a recommended reference architecture for customers that require a system level solution. In March 2018 Zenuity was selected by Geely as supplier for Geely’s first Level 3 project, which includes an ADAS ECU and software, radar systems, as well as mono-vision and stereo-vision camera systems.
As of December 31, 2019, Zenuity had a team of approximately 720 employees and consultants, close to which 90% are software engineers who have the necessary skills to develop the decision making and vehicle control software for ADAS and AD. Zenuity is expected to deliver software to its customers during 2020.
Through the Company's internal product capabilities and extensive partnership network, Veoneer has one of the broadest ADAS and AD product portfolio offerings in the market, which includes all major sensing technologies, decision making and vehicle control software, positioning and mapping technologies and cloud solutions.
Our product portfolio has been significantly expanded over the recent years from individual hardware sensing components to a full range of key features and functions, as outlined earlier. This enables Veoneer to address our customer needs today, and likely in the future, with a complete system offering of ADAS and AD solutions for consumer based vehicles and specific sub-system solutions for robo-taxi applications.
Brake Systems Segment
Our Brake Systems reporting segment consists of our brake systems product area, which are those products developed by our VNBS joint venture and VBS which provides brake control and actuation systems. VNBS and VBS provide products for both traditional and new next generation braking systems which we see as building blocks in the actuation area towards HAD.
VNBS and VBS supply brake systems, including brake boosters, hydraulic proportioning valves and electronic control modules with sensors. The control module can modulate the brake pressure applied on each wheel individually to maintain optimum braking and offers features like Electronic Stability Control (“ESC”), Anti-locking Brakes (“ABS”) and Traction Control System ("TCS").
For traditional brakes, a vacuum produced by Internal Combustion Engines is necessary to amplify the force applied by the driver’s foot to convert it into hydraulic pressure to decelerate the vehicle. New drivetrains, such as Electric (“EV”) and Hybrid (“HEV”), do not provide the same source of energy for boosting the brake input from the driver. Therefore, VBS have developed new servo-assisted and integrated brake control systems that can work independent of the type of drivetrain used.
To improve the overall efficiency of vehicles, these new braking systems also provide the opportunity to recover brake energy using electric motors as generators to charge batteries. This contrasts with conventional braking systems where the excess kinetic energy is converted to unwanted and wasted heat by friction in the brakes.
VBS currently produce brake systems capable of coping with regenerative braking and have developed an upgraded Electronic Brake Boost system for market introduction expected towards the end of 2019 and into 2020. This system integrates the hydraulic brake modulator with the electronic brake control unit and the brake fluid reservoir into a single unit (“one box” design). Scalability and cost competitiveness of this technology qualifies VBS to participate in the growth of brake-by-wire systems needed for regenerative braking while delivering superior braking performance to support the growing need for external brake requests such as AEB, ACC and other functionalities.
In January 2017, the Company announced that VBS is expanding its customer base beyond its primary customer Honda, winning lifetime contract order value of more than $1 billion for our new braking system with a Detroit based OEM on a major vehicle platform. Production for this new business award is currently scheduled to begin in 2020. There is no minimum purchase value associated with this awarded business. The agreement will be governed by the OEM’s general terms and conditions and Veoneer and such OEM will enter into a commercial and program agreement that will set forth the specific commercial terms and functional requirements with respect to this order. The program life cycle is estimated to be six years. We received subsequent major orders from the same OEM during 2017 and 2018 to roll-out the same product on additional vehicle platforms and several models. The main opportunities we see in brake systems stem from its capabilities in regenerative braking technology which works well with combustion engine vehicles but is even more suitable for HEV and EV. We see significant opportunities to expand outside the current customer base, especially in combination with our strong customer relationships and our global footprint.

Acquisition, Partnership and Collaboration History
Our success and comprehensive product portfolio have partly been driven by acquisitions and partnerships, both being critical elements to succeed within the multifaceted automotive safety electronics industry and to remain competitive against existing and new entrants moving into various parts of the market. These partnerships and collaborations have a strategic importance in the near and long-term to develop additional autonomous driving building blocks and bring potential new technologies to market in future years.
Acquisitions, Joint Ventures and Divestitures
October 2019: Veoneer signed definitive agreements to divest its remaining 51% ownership in the VNBS joint venture. The transaction closed February 3, 2020.
June 2019: Veoneer acquired Nissin Kogyo's 49% of their ownership stake in the US operations of the VNBS joint venture (VNBA).
February 2018: Zenuity announced the acquisition of Beyonav intellectual property and trademarks, a technology services company delivering innovative location-based solutions that go beyond traditional applications of navigation technology.
November 2017: Veoneer acquired Fotonic, a Swedish company with expertise in LiDAR and Time of Flight cameras, building on our collaboration with Velodyne that was established in June 2017. This acquisition added to our portfolio the collaboration capabilities within LiDAR sensors, leveraging our expertise in manufacturing and validation.
April 2017: Veoneer launched Zenuity, a strategic 50/50 joint venture with Volvo Cars. This joint venture is an industry first, where an OEM and Tier-1 supplier, both recognized as pioneers in automotive safety, formed a company to develop ADAS software towards AD. See details above.
April 2016: Veoneer formed VNBS, a 51/49 joint venture with Nissin Kogyo, a Japanese supplier of both traditional and new brake systems. The joint venture is fully consolidated by Veoneer. See details above.
Partnerships, Collaborations and Supplier Agreements
January 2019: Veoneer announced that it had entered into a license and supply agreement with Velodyne whereby Velodyne will provide Veoneer US, Inc. with materials and rights to certain Velodyne intellectual property which would enable Veoneer US, Inc. to sell, distribute, promote, manufacture and modify (including related R&D) certain LiDAR products based on a Velodyne-authorized reference design.
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
October 2017: Veoneer announced a non-exclusive collaboration with Massachusetts Institute of Technology AgeLab to develop deep learning algorithms that enable effective communication and transfer of control between driver and vehicle. This includes sensing driver gaze, emotion, cognitive load, drowsiness, hand position, posture and fusing this information with the perception of the driving environment to create safe and reliable vehicles that drivers can learn to trust.
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
August 2017: Veoneer announced a non-exclusive collaboration with Seeing Machines, a pioneer in computer vision based human sensing technologies to develop next generation Driver Monitoring Systems for autonomous vehicles.
July 2017: Veoneer announced a non-exclusive collaboration with Velodyne to sell various LiDAR sensors as the Tier-1 supplier to the OEMs. See details above.
June 2017: Veoneer announced a non-exclusive early stage collaboration with NVIDIA, in combination with Zenuity, providing Veoneer and Zenuity with pre-commercial access to NVIDIA’s AI computing platform for autonomous driving. Actual production vehicles utilizing said platform are not planned for sale before 2021.

Market Overview and Competitive Landscape
Automotive Supplier Market Overview
The automotive production value chain is split among OEMs such as General Motors, Toyota and Volkswagen and automotive suppliers, such as ourselves, Aptiv, Bosch, Continental, Denso, Magna, Valeo and ZF. Veoneer acts mainly as a Tier-1 supplier to OEMs, meaning that we sell products directly to OEMs.
Our underlying market is primarily driven by two critical factors: Global Light Vehicle Production (“LVP”) and Content Per Vehicle (“CPV”), whereby CPV is the clear market driver for the growth of our Total Addressable Market ("TAM").
Light Vehicle Production: Over the last two decades, LVP has increased at an average annual growth rate of around 3% despite the cyclical nature of the automotive industry. The LVP is expected to increase from 85 million vehicles in 2020, to 97 million in 2025, where approximately 86 million where produced in 2019, according to IHS, The market is undergoing a shift from traditional internal combustion engine ("ICE") vehicles, to HEVs and EVs, as emission regulations become more stringent, and battery technology continues to evolve in cost and performance.
Content Per Vehicle: Unlike LVP, we can directly influence the CPV by introducing new technologies to the market. Looking ahead, we expect the safety CPV growth will primarily be driven by Active Safety content (including software), with total Active Safety market growing from approximately $100 per vehicle in 2019 to approximately $300 per vehicle in 2025.
See Item 7 Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations-Trends, Uncertainties and Opportunities” for additional information related to recent trends in LVP and CPV.
Active Safety Competitive Landscape
The Active Safety market remains a highly fragmented and highly competitive. Competition is based primarily on technology, innovation, quality, delivery and price. Our future success will depend on our ability to develop advanced hardware and software technology solutions and to maintain or improve on our already strong competitive position over our existing and any new competitors. Main competitors in Active Safety include Aptiv, Bosch, Continental, Denso, Magna, Mobis, Valeo, ZF, and Intel/Mobileye as a Tier 2 vision software provider.
On a broader scale, we have seen significant shifts in our competitive landscape over the last several years. Technology companies have increased their presence and influence in ADAS and AD either through acquisitions or forming “ecosystems” around certain technologies with OEMs and other suppliers. This has led to new industry entrants like Apple, Waymo, Intel, Lyft, NVIDIA, Qualcomm and Uber, which also provide partnership or customer opportunities for Veoneer hardware and software solutions.
Through acquisitions, technology partnerships and licensing agreements, along with our customers we have continuously added key building blocks and we estimate to have obtained a market share of approximately 9% in Active Safety in 2019. Zenuity has since inception formed several partnerships to establish a software-suite ecosystem and competes with peer ecosystems such as the BMW/Intel/Mobileye collaboration and GM Super Cruise program.
Restraint Control Systems Competitive Landscape
The market for Restraint Control Systems, in comparison to the Active Safety market, remains relatively consolidated with both traditional electronics suppliers and some Passive Safety suppliers. Over the past few years, we have seen our market share increase mainly due to cost efficient integration solutions and strong customer relationships built on quality and technology advancements. Currently we are a leading supplier of Restraint Control Systems with an estimated market share of approximately 22% in 2019. Our largest competitors include Bosch, Continental, Denso and ZF.
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

Brake Systems Competitive Landscape
Brake systems consists of brake control ECUs, including ABS and ESC as well as brake apply units. We estimate the total brake systems market to be approximately $12 billion in 2019, with a projected CAGR of 5% through 2025. The main growth driver is higher installation rates of ESC systems in China and other emerging countries in Asia. Another major growth driver is more advanced and complex servo assisted systems and regenerative braking systems for HEVs and EVs. The ability to regenerate kinetic energy through braking is of growing importance as vehicle power trains are becoming increasingly electrified. We estimate that VNBS and VBS combined had a market share of approximately 4% in 2019. Main competitors of VNBS include ADVICS, Bosch, Continental, Mando and ZF.
Research & Development and Intellectual Property
Our ability to maintain our position at the forefront of technology innovations and to serve customers on a local basis will be differentiating factors to our success. Therefore, we maintain one of the broadest global networks of technical engineering centers across all major automotive regions to develop and provide advanced products, processes and manufacturing support for our manufacturing sites and to provide our customers with local engineering capabilities and design development on a global basis.
We currently own or co-own approximately 850 active patents and have approximately 800 pending patent applications in the US and other jurisdictions. The active patents will expire between 2020 and 2039. We have registered the name Veoneer as a trademark in Sweden and are pursuing registration in other markets of interest. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic.
We are actively pursuing opportunities to commercialize and license our technology to the automotive industries, and we selectively utilize other companies’ licenses through sub-licenses in order to support our business interests. These activities foster optimization of intellectual property rights.
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
Our total research and development expenses, including engineering, net of customer reimbursements, were $562 million, $466 million and $375 million for the years ended December 31, 2019, 2018 and 2017, respectively. Veoneer's 50% share of Zenuity’s net expenses, as reported in loss from equity method investment, was $70 million, $63 million and $31 million for the years ended December 31, 2019, 2018 and 2017, respectively. These costs were mainly related to research and development.
We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new innovations to market. We believe that a continued focus on engineering activities are crucial to maintaining our pipeline of advanced technologies to become automotive grade products to meet our customer, regulatory and consumer demands.
Dependence on Customers
Veoneer serves most of the world’s major automotive OEMs and is not dependent on one single customer. Our customer base has consistently increased and become more diversified over the last five years, mainly driven by our Active Safety product offerings and Brake Systems.
During 2019 Veoneer delivered production units to more than 20 OEM customers around the world. Our largest customers ranked in order as a % of sales were Honda (23%), Daimler (16%), Ford (11%), Hyundai/Kia (10%), Renault Nissan Mitsubishi (7%), General Motors (6%), FCA (5%) and BMW (4%). In 2019, according to IHS, in terms of light vehicles produced the top five largest OEMs accounted for approximately 50% of the global LVP while the top ten largest accounted for approximately 75%. In 2019, these same top five and top ten largest OEMs represent approximately 25% and 65% of Veoneer sales, respectively.

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
Veoneer Personnel
As of December 31, 2019, we had a total of approximately 8,900 total associates, with 4,900 in engineering, 2,000 in direct manufacturing and the remaining 2,000 in production and SG&A overhead functions. Included in these figures are approximately 1,400 temporary associates, and within engineering, more than two thirds of the associates worked as software engineers.
In addition, Zenuity had approximately 720 employees and consultants as of December 31, 2019, of which close to 90% worked as software developers. During 2019, approximately 230 engineers were hired by Veoneer and approximately 70 were hired by Zenuity.
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
Inventory and Working Capital
We, as with other component manufactures in the automotive industry, ship our products to customer vehicle assembly facilities throughout the world on a “just-in-time” basis for our customers to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) use a similar method in providing raw materials or sub-assemblies to us. In certain situations Veoneer utilizes consignment inventories with our supply base.

Sources and Availability of Raw Materials
We procure our raw materials and components from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured to minimize transportation, currency risks and other costs. The most significant raw materials we use to manufacture our products are various electronic semi-conductor components and ferrous metals for brake systems. As of December 31, 2019, we have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials more than those reasonably required to meet our production and shipping schedules.
Commodity cost volatility is a challenge for us and our industry. We are continually seeking to manage these costs using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, continuous improvement VEVAs (Value Engineering, Value Analysis), combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging certain commodities and other means. Our overall success in passing commodity cost increases on to our customers has been limited. We will continue our efforts to pass market-driven commodity cost increases to our customers in an effort to mitigate all or some of the adverse earnings impacts, including by seeking to renegotiate terms as contracts with our customers expire.
Seasonality
Our business is moderately seasonal. Our European customers generally reduce production during the months of July and August and for one week in December. Our North American customers historically reduce production during the month of July and halt operations for approximately one week in December. Our Chinese customers generally reduce production during the Chinese New Year period in February. Shut-down periods in the rest of the world generally vary by country. In addition, automotive production is traditionally reduced in the months of July, August and September due to the launch of parts production for new vehicle models. Accordingly, our results reflect this seasonality. In addition, engineering reimbursement tends to be skewed towards the fourth quarter.
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

Joint Ventures
Zenuity Joint Venture
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
Former VNBS Joint Venture
Brake Systems was formed by and operates pursuant to a number of agreements entered into between certain affiliates of each of Veoneer and Nissin Kogyo Ltd., Co. (“Nissin”), including a Share Purchase Agreement, dated September 9, 2015, and a Joint Venture Agreement, dated March 7, 2016 (the “VNBS JV Agreement”). The VNBS JV Agreement set forth the agreement between Veoneer and Nissin with respect to the ownership, capitalization, governance and operations of Brake Systems. It provided that Veoneer would own 51% of each of the entities that comprised Brake Systems and Nissin would own the remaining 49% of each entity. A copy of the VNBS JV Agreement was filed with the SEC.
On June 14, 2019, the Company signed agreements with Nissin Kogyo to provide for certain structural changes to the joint venture and the funding of VNBS.
Pursuant to the agreements, Veoneer acquired Nissin’s interests in the US operations of VNBS, referred to as VBS, and VNBS transferred or licensed the VNBS technologies necessary to operate the VBS business to VBS. VBS, including the transferred or licensed technologies, became a wholly-owned Veoneer business effective on the closing date, June 28, 2019.
Under the agreement, Nissin provided guarantees for certain VNBS commercial loans corresponding to 49% of the funding Veoneer had previously unilaterally provided to VNBS. During the nine months ended September 30, 2019, Veoneer received approximately $20 million as debt repayment from VNBS.
On October 30, 2019, Veoneer signed agreements (the "Definitive Agreements") to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ") entities that comprise VNBS to Nissin and Honda Motor Co., Ltd. The transaction was completed on February 3, 2020 under the Definitive Agreements, and the VNBS joint venture was terminated. See Note 6 "Assets held for sale" for additional information.
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
Amended and Restated Transition Services Agreement
Under the Amended and Restated Transition Services Agreement (“TSA”), Autoliv and Veoneer agreed to provide to each other certain services for a limited time to help ensure an orderly transition following the Spin-Off. The services that Autoliv provides include certain finance, information technology, human resources and compensation, facilities, legal and compliance and other services. We pay Autoliv for any such services utilized at agreed amounts as set forth in the TSA. In addition, for a term set forth in the TSA, we and Autoliv may mutually agree on additional services to be provided by Autoliv to us that were provided to us by Autoliv prior to the distribution but were omitted from the TSA at pricing based on market rates that are reasonably agreed by the parties. The TSA terminates on April 1, 2020.
Available Information
We file or furnish with the SEC periodic reports and amendments thereto, which include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Such reports, amendments, proxy statements and other information are made available free of charge on our corporate website at www.veoneer.com and are available as soon as reasonably practicable after they are electronically filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Paper copies of the above-mentioned documents can be obtained free of charge from the Company by contacting our Investor Relations and Corporate Communications at: Veoneer, Inc., Box 13089, SE-103 02, Stockholm, Sweden or Veoneer, Inc., 26360 American Drive, Southfield, MI 48034 or http://www.veoneer.com.

Item 1A. Risk Factors
Owning our common stock involves a high degree of risk. You should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K. If any of the following risks, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial but are in fact material, occur, our business, liquidity, results of operations and financial condition could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or a part of the value of your ownership in our common stock. Some statements in this Annual Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section in this Annual Report entitled “Forward-Looking Statements.”
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
Furthermore, our ability to generate cash from our operations is highly dependent on regional and global economic conditions, automotive sales and LVP. Additionally, we have a substantial number of important product and program launches in the next 18 months. These launches are important from both a sales and cash flow perspective. A continued lower LVP or lower sales volumes on these new vehicles being launched as well as lower sales on other vehicles may delay the return on our investment in R&D and a return on the resources expended to ensure timely and quality launches. Given the high level of R&D that is required in our products, including new product and program launches, a significantly negative cash flow could have a materially negative impact on our business. A prolonged downturn in global economic conditions or LVP would likely result in us experiencing a significantly negative cash flow.
Order intake and the dollar amount of the order intake are not necessarily indicative of future net sales revenues and are subject to a number of uncertainties. If order intake fails to translate into future net sales revenue it may adversely affect our business.
We monitor order intake to make certain predictions related to our capital needs and expenditures and in providing long-term targets, earnings guidance and estimates. Our order intake is the estimated future average annual sales attributable to documented new business awarded based on estimated average annual product volumes, average annual sales price for such products over their anticipated life, and exchange rates. Order intake is not recorded as revenue until the order is completed. The aggregate value of order intake is considered our “order book” and is part of it until the products are manufactured and delivered to customers and we realize net sales revenue from such orders. Since the general lead time from an “order” to the start of production is three to four years and it may take several months for production of a certain vehicle model to fully ramp up, the assumptions we use to determine order intake may no longer be accurate at the time production begins or the order is completed. For example, active safety and restraint control systems order intake from 2013 to 2015 is reflected in sales from 2017 to 2019.
To determine our estimated order intake, we make several assumptions related to vehicle production in a particular year of a particular model, annual product values, sales prices for such products and exchange rates. If any of the inputs to these assumptions fail to materialize as we expect, the net sales revenue actually realized may be adversely impacted. We cannot predict when our customers will decide to either increase or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. Our customers generally do not guarantee order volumes. Additionally, the commercial success of the vehicle models which include our products will also impact whether our order intake translates into net sales revenue. Finally, any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, will likely have a material adverse effect on whether net sales revenue is ultimately realized from our estimated order book.

Growth rates in safety content per vehicle, which may be impacted by changes in consumer trends and political decisions, could affect our results in the future.
Vehicles produced in different markets may have various safety content values. For now, our products are typically found in vehicles with higher safety content. Because growth in global LVP is highly concentrated in markets such as China and India, our operating results may suffer if the safety content per vehicle remains low in our growth markets. As safety content per vehicle is also an indicator of our sales development, should this trend continue, the average safety systems per vehicle could decline.
Our estimate of total addressable market is subject to numerous uncertainties. If we have overestimated the size of our total addressable market, our future growth rate may be limited.
The Company’s estimates of total addressable market, or TAM, are based on a variety of inputs, including production estimates per product group (which are based in significant part on LVP data and estimates from IHS), and in particular in relation to content per vehicle, or CPV, estimates, the Company’s own market insights, estimates as to the pace and extent of standard-setting and regulatory change, internal market intelligence on prices and penetration/adoption rates of each expected product group and the Company’s history operating in the market (including, among other things, its order and bid experience).
We have not independently verified any third-party information, including LVP estimates by IHS, and cannot assure you of its accuracy or completeness. While we believe our market size estimates are reasonable, such information is inherently imprecise. For example, IHS’s January 2020 estimates of LVP over the time period from 2020 to 2023 are reduced by approximately 50 million vehicles compared to forecasts in June 2018 (around the time of the completion of our spin-off from Autoliv). Compared to forecasts in June 2018, the current global LVP forecast is 11% lower for 2019, 13% lower for 2020 and 12% lower for 2022. In Western Europe, the current forecast is 10% lower for 2019, 11% lower for 2020 and 5% lower for 2022. In North America, the current forecast is 7% lower for 2019, 6% lower for 2020 and 7% lower for 2022. In China, the current forecast is 18% lower for 2019, 22% lower for 2020 and 19% lower for 2022. If IHS or other third-party or internally generated data that is used in our estimates proves to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of our total addressable market included in this Annual Report should not be taken as indicative of our ability to grow our business.
We operate in highly competitive markets.
The markets in which we operate are highly competitive. We compete with a number of companies that design, produce and sell similar products. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery and service. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger than we are and have greater financial and other resources than us. Some of our competitors as well as some of our customers have strategic relationships with outside partners, enabling them to pool resources. Additionally, some of our competitors may also have “preferred status” as a result of special relationships or ownership interests with certain customers. Our ability to compete successfully depends, in large part, on our ability to innovate and manufacture products that have commercial success with consumers, differentiate our products from those of our competitors, deliver quality products in the time frames required by our customers, create confidence in our financial stability, and achieve best-cost production.
Furthermore, given that some of our competitors are larger than we are and have greater financial resources, our ability to create confidence in our customers and potential customers that we have the financial strength and resources to support their ambitious programs and can timely deliver quality products over the life of a vehicle program will also be a significant factor in our ability to be competitive. Because the supply chain in our industry is very complex and many of our competitors have greater financial resources, our customers and potential customers may consider us as a supply risk and become concerned that we will be unable to continue to provide products to them at a quality level that meets their needs. If we are unable to create confidence in our financial position, customers may choose other suppliers, which would have a material adverse effect on our business, results of operations and financial condition.
Our ability to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies will be a significant factor in our ability to be competitive. If we are unsuccessful or are less successful than our competitors in predicting the course of market development, developing innovative products, processes, and/or use of materials or adapting to new technologies or evolving regulatory, industry or customer requirements, we will suffer from a competitive disadvantage. Further, the global automotive industry is experiencing a period of significant technological change, including a focus on environmentally sustainable products. As a result, the success of portions of our business requires us to develop, acquire and/or incorporate new technologies. There is a risk that our investments in research and development initiatives will not lead to successful new products and a corresponding increase in revenue. We may also encounter increased competition in the future from existing or new competitors. The inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.
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
Most of our products are technologically complex and innovative and there can be a significant amount of time between design and production. Development delays resulting from the challenges of integrating new functionality into vehicles and the evolution of our customers’ performance requirements during the development cycle subject us to the risk that our customers cancel or postpone a contract in the time period that it takes us to begin production of a particular product. If we are unable to develop and deliver innovative and competitive products, or unable to do so within the same timeframe as our competitors, our business, results of operations and financial condition could be materially adversely affected.
To compete effectively in the automotive supply industry, we must be able to launch new products to meet our customers’ timing, performance and quality standards. Our inability to do so may result in the loss of awarded business, or being put on a “ new business hold” (prohibiting us from competing for new business with the customer), as well as significant liabilities and/penalties. Certain state of the art products we launch may need to be developed on an especially accelerated time frame for speed-to-market. There is a risk that we will not be able to install and certify the equipment needed to produce products for new programs in time for the start of production, or that the transitioning of our manufacturing facilities and resources to full production for such new programs will not impact production rates or other operational efficiency measures at our facilities. In addition, there is a risk that our customers will not execute on schedule the launch of their new product programs. A declining LVP increases the risk that new programs will be delayed or have a slow launch process.
Additionally, as a Tier 1 automotive supplier, we must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. Given the complexity of new program launches, especially involving new and innovative technologies, we may experience difficulties managing product quality, timeliness and associated costs. These risks with new technologies are increased when the customer relationship is new and the customer is subject to the same pressures on product quality and timeliness. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by our customers. Furthermore, if it becomes necessary to request that our customers cover or share in these costs due to the complexities and changes requested by the customers, this could impact our relationships with our customers and the development of these programs. These negotiations can take considerable time and effort and risk deterioration of our relationships with our customers, and there can be no assurances that any specific negotiations will result in amendments that are beneficial to us on a timely basis. We have a significant number of new program and product launches in the next 18 months. As the start of production grows closer for these programs and products, the potential risk related to timeliness and potential costs for failure to deliver timely may increase depending on the program or product as there is less time to implement any necessary changes to these programs even if they are requested by our customers. We may also have contractual liabilities for any such delays. Additionally, any such delays may impact our relationship with our customers and could impact potential future business opportunities. These issues may also be exacerbated due to deteriorating business conditions or declines in LVP. Our inability to effectively manage the timing, quality and costs of these new program launches could have a material adverse effect on our business, results of operations and financial condition.
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
Risks Related to Our Business
A prolonged recession and/or a downturn in our industry or deteriorating performance of our business, or further decreases in our market capitalization, could adversely affect our business and require impairments or restructuring actions or require us to seek additional sources of financing to continue our operations, which may not be available to us or be available only on materially different terms than what has historically been available.
Our ability to generate cash from our operations is highly dependent on regional and global economic conditions, automotive sales and LVP. A prolonged downturn in or uncertainty relating to global or regional economic conditions, a downturn in the automotive industry or LVP are conditions that could adversely impact our business. Such adverse impacts could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. If global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. Deteriorating global economic conditions and/or deteriorating performance of our business may also result in a negative impact on our market capitalization, which could also result in impairment charges. For example, given our market capitalization, further decreases in our market capitalization may necessitate additional impairment testing. If it is determined that an impairment has occurred this could have a material adverse effect on our financial results.
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
In order to remain competitive, we must make substantial investments in research and development of new or enhanced products. Our products may require significant resources to develop both hardware and software solutions. Challenges of integrating new functionality into vehicles and the evolution of our customers’ performance requirements during development may also increase research and development costs. Customer demands for changes to our products to meet such performance requirements are difficult to predict both in terms of timing and cost. Since our revenue is largely based on sales over time, new customer demands can delay payment for our products which can make it difficult for us to fund these critical up-front investments. We may be unable to fund all of our research and development and capital investment needs or possible acquisitions or joint ventures, and we may have to pass on valuable long-term opportunities that arise. Our ability to raise additional capital, if needed, will depend on a variety of factors, some of which will not be within our control, including the existence of a public offering market, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.
Our ability to raise capital in the future may be limited, which could limit our business plan or adversely affect the rights of our stockholders.
Although we expect our current cash balance, combined with our future cash flows, will address our capital needs for at least the next 12 months, we cannot be assured that this will be the case. Our operating environment is increasingly challenging, and our business and strategic plans may consume resources faster than we presently anticipate. Specifically, short term deteriorating business conditions and lower than expected light vehicle production, along with the demand for increased RD&E investment to support our continued strong order intake, the successful execution of challenging customer projects, and the continued development of our product portfolio could potentially result in a future need to raise additional capital. We may finance future cash needs through public or private equity offerings and may also use debt financings or strategic collaborations and licensing arrangements. Our ability to access the capital markets, if needed, on a timely basis or at all will depend on a number of factors, such as the state of the financial markets and securities law requirements and standards. In the event of rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing, we cannot be sure of our ability to raise additional capital, if needed, on terms acceptable to us, and we may be forced to consider alternative transactions (including the sale of non-core / non-active safety assets on terms our existing security holders perceive as unattractive) in order to fund our operations, repay debt or make new investments, or we may be unable to do so.

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

If we are unable to raise required capital on a timely basis, we may be forced to adjust our strategic and business plans to prioritize more essential funding needs. This could result in delaying certain research or development initiatives, which could impact our ability to develop innovative products and technologies. If capital is not available, or is not available on acceptable terms if and when needed, our ability to fund our operations, take advantage of market opportunities, develop or enhance our products, or otherwise respond to market changes or competitive pressures could be limited.
Our indebtedness may harm our financial condition and results of operations.
As of December 30, 2019, we have outstanding debt of $171 million. We may incur additional debt for a variety of reasons. Although our significant debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, without limitation (i) a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; (ii) increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; (iii) depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and (iv) potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.
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
We face risks related to product liability claims, warranty claims and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation, including reporting requirements, regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. There is a risk that our product liability and product recall insurance will not provide adequate coverage against potential claims, such insurance will not be available in the appropriate markets or that we will not be able to obtain such insurance on acceptable terms in the future. There is also a risk that Autoliv or one of our customers may be unable or unwilling to indemnify us for product liability, warranty or recall claims although they are contractually obligated to do so or we may be required to indemnify Autoliv or such customer for such claims, which may significantly increase our exposure and potential loss with respect to any such claims.
There is a risk that our current and future investments in our engineering, design, and quality infrastructure will be insufficient and that our products could suffer from defects or other deficiencies or that we will experience material warranty claims or additional product recalls. This is especially relevant in the dynamic active safety market, which is characterized by accelerated development cycles, fluctuating performance requirements and identification of potential failure modes, and the need to integrate products into advanced vehicle environments In the future, we could experience additional material warranty or product liability losses and incur significant costs to process and defend these claims.
Escalating pricing pressures from our customers may adversely affect our business.
The automotive supplier industry continues to experience increasingly aggressive pricing pressure from OEM customers. This trend is partly attributable to the major automobile manufacturers’ strong purchasing power. As an automotive component manufacturer, we may be expected to quote fixed prices or be forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for engineering work. Price reductions may impact our sales and profit margins. Our future profitability will depend upon, among other things, our ability to continuously reduce our cost per unit and maintain our cost structure. Our profitability is also influenced by our success in designing and marketing technological improvements in automotive safety systems. If we are unable to offset continued price reductions, these price reductions could have a material adverse effect on our business, results of operations and financial condition.

Disruptions in our supply or delivery chain, or those of our OEM customers, could cause one or more of our customers to halt or delay production.
We, as with other component manufactures in the automotive industry, ship our products to customer vehicle assembly facilities throughout the world on a “just-in-time” basis to allow our customers to maintain low inventory levels. Our suppliers (external suppliers as well as our own production sites) use a similar method in providing raw materials and components to us. This “just-in-time” method makes the logistics supply chain in our industry very complex and vulnerable to disruptions.
Disruptions in our supply chain such as large recalls or field actions impacting suppliers, facility closures, strikes, electrical outages, critical health and safety and other working conditions issues, pandemic diseases, such as the coronavirus (COVID-19), natural disasters or other logistical or mechanical failures, could inhibit our ability to timely deliver on orders. We may also experience disruptions if there are delays in customs processing, including if we are unable to obtain government authorization to export or import certain materials.
In addition, financial pressure and/or instability resulting from a prolonged downturn in or uncertainty relating to global or regional economic conditions, or any significant reduction in automotive sales and/or LVP, may affect our suppliers’ agility and willingness and/or ability to accommodate our commercial demands, including with respect to cost and timing.
When we fail to timely deliver or cause a disruption in our customers’ production, we risk damaging our customer relationship, and may lose the business or have to absorb our own costs for identifying and resolving the ultimate problem as well as expeditiously producing and shipping replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight, and may be financially responsible for damages to the customer caused by such delays.
Similar widespread disruptions in our OEM customers’ supply chains may also cause a halt or delay in production that could adversely affect our business. In particular, if the current coronavirus outbreak continues and results in a prolonged period of travel, commercial and other similar restrictions, particularly to and from China, we and our OEM customers could experience supply chain and production disruptions. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted.
We currently do not have long-term supply contracts with many of our third-party suppliers and make substantially all of our purchases on a purchase order basis. Our standard terms and conditions of purchase require a commitment from our suppliers to produce raw materials or components at the last piece part price accepted by the parties for at least five years following the end of a production contract, and service parts for fifteen (15) years after fulfillment of a purchase order. However, not all suppliers accept these terms and, even if accepted, we cannot be assured they will honor their contractual commitments. Autonomous driving solutions are rapidly developing and increasingly complex and require the use of advanced components that may be single-sourced or not easily replaced if the technology or the vendor does not perform as expected or agree to supply on a continuing basis. We expect that it would take approximately 12 to 18 months to transition from a current supplier to new providers for our more advanced components. Such a transition would also likely require a qualification process by our customers.
We may choose to pursue arrangements with suppliers that include commitments to purchase specified quantities over extended periods or nonrefundable deposits or loans in exchange for capacity commitments. If we do so, we may not be able to make any such arrangement in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, and not be on terms favorable to us. To date, we have not entered into such arrangements with our suppliers.
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
Additionally, scaling our business has become increasingly critical to our success as OEMs have adopted global vehicle platforms and sought to increase standardization, reduce per unit cost and increase capital efficiency and profitability. We are investing in technologies that are intended to become the architecture for other products. If we are not able to scale according to our current expected timelines and needs of our current and prospective customers, we will lose the trust of our customers and our customer relationships may suffer.

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
If one or more of our customers’ facilities cease production or decrease their production volumes, the assets we carry related to our facilities serving such customers may decrease in value because we may no longer be able to utilize or realize them as intended. Where such decreases are significant, such impairments may have a materially adverse impact on our financial results. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash flow performance of these goodwill assets, adverse market conditions (including a resulting decline in our market capitalization from such adverse market conditions or deteriorating performance) and adverse changes in applicable laws or regulations. If there are changes in these circumstances or the other variables associated with the estimates, judgments and assumptions relating to the valuation of goodwill, when assessing the valuation of our goodwill items, we may determine that it is appropriate to write down a portion of our goodwill or intangible assets and record related non-cash impairment charges. In the event that we determine that we are required to write down a portion of our goodwill items and other intangible assets and thereby record related non-cash impairment charges, our business, results of operations and financial condition could be materially adversely affected.
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
We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. International sales and operations subject us to certain risks inherent in doing business abroad, including exposure to local economic and political conditions, health foreign tax consequences, issues with enforcing legal agreements, currency controls, imposition of tariffs, preferences of foreign nations for domestically manufactured products, and concerns about human rights, working conditions and other labor rights and conditions and the environmental impact in foreign countries where our products are produced and raw materials and/or components are sourced. These risks could have a material adverse effect on our business, results of operation and financial condition.
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
The current U.S. administration has recently initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods, and has created uncertainty about the future relationship between the U.S. and certain of its trading partners. In addition, the U.S. is negotiating or has entered into new trade agreements that could affect adversely us, including the United States-Mexico-Canada Agreement, which if adopted, would replace the North American Free Trade Agreement. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, adversely affect our business, results of operations and financial condition.
Our business in China is subject to aggressive competition and is sensitive to economic and market conditions as well as restrictions placed on foreign automakers.
We operate in the highly competitive automotive supply market in China and face competition from both international and smaller domestic manufacturers. Maintaining a strong position in the Chinese market is a key component of our global growth strategy. Our business is sensitive to economic and market conditions that impact automotive sales volumes and growth in China and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China. We anticipate that additional competitors, both international and domestic, may seek to enter the Chinese market resulting in increased competition. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates in China than those previously experienced. Furthermore, the Chinese government has increased demand for domestic production of electric cars by offering purchase incentives for electric cars and has restricted foreign automakers from digital mapping within its borders impacting many of our customers’ ability to manufacture self-driving vehicles within China. Many of our customers are not domestic Chinese companies. If our non-Chinese customers are prevented or deterred from doing business in China, it could impair our position in the Chinese market. If we are unable to maintain our position in the Chinese market, the pace of growth slows or vehicle sales in China decrease, our business, results of operations and financial condition could be materially adversely affected.
We are exposed to exchange rate risks.
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. We are particularly vulnerable to a strong U.S. dollar as certain raw materials and components are sourced in U.S. dollars while sales are also currently in other currencies, like the Euro. Our risks include:
•transaction exposure, which arises because the cost of a product originates in one currency and the product is sold in another currency;
•revaluation effects, which arise from valuation of assets denominated in other currencies than the reporting currency of each unit;
•translation exposure in the income statement, which arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars;
•translation exposure in the balance sheet, which arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars; and

•changes in the reported U.S. dollar amounts of cash flows.
For example, in 2019 the Company’s gross transaction exposure was approximately $1.0 billion, with a net exposure of $0.9 billion due to counter-flows. The largest net transaction exposures were the sale of Euro against the U.S. Dollar, and the purchase of U.S. Dollar against Korean Won. In 2019, the five largest currency pairs accounted for approximately 82% of the Company’s net currency transaction exposure. These exchange rate risks could have a material adverse effect on our business, results of operations and financial condition.
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
Certain of our operations are currently conducted through joint ventures and collaborations, and we may enter into additional joint ventures and collaborations in the future. Our joint ventures and collaborations are generally focused on opening or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services). Such activities entail a high degree of risk and often require significant capital investments. We may underestimate the costs and/or overestimate the benefits, including technology, product, revenue, cost and other synergies and growth opportunities, that we expect to realize, and we may not achieve those benefits, or may do so later than expected. The market and customer demand for products and technologies provided by our joint ventures may also shift. For example, we have begun to see a shift in our customer’s focus to products and systems supporting “Level 2 plus driver assistance” technologies over systems supporting fully autonomous driving as it appears that fully autonomous vehicles will come to market in significant numbers later than previously expected. This means that some of the anticipated benefits of our Zenuity joint venture, including sales from technologies developed by the joint venture, may not materialize or may come later than previously expected. We are currently in discussions with our Zenuity joint venture partner regarding the development priorities of Zenuity in light of the market shift toward autonomous vehicle solutions and are presently evaluating our strategic and business plans for Zenuity, as well as its ongoing funding needs. The outcome of these discussions may influence the level of funding and participation of Veoneer in Zenuity, as well as future sharing of intellectual property and IP licenses and may result in a different strategy, focus, structure and/or purpose of Zenuity or implementation of other strategic options being reviewed.
Furthermore, our joint venture partners may be unable or unwilling to meet their economic or other contractual obligations, and we may in some cases and/or for some time choose to fulfill those obligations alone to ensure the ongoing success of a joint venture, or we may choose to dissolve and liquidate it. For example, in connection with ongoing disagreements with Nissin Kogyo, our joint venture partner in VNBS, we have entered into agreements to separate and terminate the joint venture. In June 2019, we acquired Nissin Kogyo’s interests in the US operations of VNBS, or VBS, and released Nissin Kogyo from any obligations to fund VBS in the future and from any claims Veoneer may have had against Nissin Kogyo relating to VBS. Further, in February 2020 we completed the sale of our 51% ownership in the Japanese and Chinese entities that comprise the remainder of the VNBS joint venture to Nissin Kogyo and Honda Motor Co., Ltd. thereby terminating the VNBS joint venture.
In addition, our joint venture and collaboration partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the joint venture. Our products and technologies may from time to time overlap with certain aspects of the technologies developed with one of our joint venture or collaboration partners which may cause the parties to consider the impact on the contractual relationship. Depending on our level of control over the governance and/or operations of a joint venture or collaboration, we may be unable to implement actions with respect to the joint venture’s activities that we believe are favorable if the joint venture partner does not agree. Disagreements with our business partners may impede our ability to maximize the benefits of our partnerships. We may have difficulty resolving disputes with or claims against our joint venture partners, which could lead to us bearing liability for claims that we are not responsible for and may have a material adverse impact on the joint venture. We may not have access to these technologies or suitable replacements without these joint ventures or collaborations. If one or more of our joint venture partners or collaboration partners experiences operating difficulties or economic uncertainties, our access to these development technologies may be jeopardized and our product development may be negatively impacted. The above risks, if realized, could have a material adverse effect on our business, results of operations and financial condition.
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
Risks Related to Government Regulations & Taxes
Our business may be adversely affected by if our policies and procedures do not adequately protect our employees or others or otherwise meet the requirements of applicable laws or regulations, including international, environmental, occupational health and safety or other governmental regulations.
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
Our operations are subject to environmental and safety laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. Environmental laws, regulations, and permits and the enforcement thereof change frequently and have tended to become increasingly stringent over time. The operation of automotive parts manufacturing facilities entails health and safety and environmental risks, and our development processes includes vehicle testing and data collection that could expose employees to risks inherent in driving on public roads and test tracks. Although we employ safety procedures in the design and operation of our facilities and development programs, there is a risk that an accident or injury could occur. Any accident or injury could result in litigation, manufacturing and/or development delays, property loss and/or and harm to our reputation, which could negatively affect our business, operating results and financial condition. In addition, here is a risk that we will incur material costs or liabilities including fines and/or penalties if regulators determine that proper controls were not in place.
We are also subject to local regulations and declarations related to public health issues, including travel bans, quarantines and mandated facility closures implemented in response to local, national or international epidemics or pandemics. Any unanticipated limitations on our ability to operate or our employees or contractors’ ability to travel or work could inhibit our ability to maintain customer supply, either directly or through impact on our suppliers.
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
There is a risk that our policies and procedures will not protect us from the intentional or reckless acts of our employees or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Any costs, liabilities, and obligations that we incur relating to such regulations could have a material adverse effect on our business, results of operations and financial condition.

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
The regulatory obligation of complying with safety regulations could increase as federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls, safety issues and product innovations in our industry. In the U.S., we are subject to the existing Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act, which requires manufacturers to comply with “Early Warning” requirements by reporting to the National Highway Traffic Safety Administration (“NHTSA”) information related to defects or reports of death related to their products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with federal motor vehicle safety standards. In September 2016, U.S. Department of Transportation issued a Federal Automated Vehicles Policy as agency guidance for comment rather than in a rulemaking in order to enable the delivery of an initial regulatory framework and best practices to guide manufacturers and other entities in the safe design, development, testing, and deployment of highly automated vehicles. Since September 2016, the U.S. Department of Transportation has issued voluntary “guidance” for autonomous vehicle (AV) standards, including the most recent “Ensuring American Leadership in Automated Vehicle Technologies – Automated Vehicles 4.0” dated January 2020, to promote autonomous vehicle development. It is unknown when specific U.S. regulations for AVs may be released and what, if any, impact such regulations may have on us or our customers in terms of products, features and performance requirements.
As our technologies advance and develop beyond traditional automotive products, we may be subject to regulatory regimes beyond traditional vehicle safety rules and requirements. As a result, we may not identify all regulatory licenses or permits required for our products, or our products may operate beyond the scope of the licenses and permits we have obtained. Failing to obtain the required licenses, permits or other regulatory authorizations could result in investigations, fines or other penalties or proceedings. If any of the regulatory risks described above materialize, it could have a material adverse effect on our business, results of operations and financial condition. We may have exposure to greater than anticipated tax liabilities.
We may have exposure to greater than anticipated tax liabilities.
The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. As a multinational corporation, we are subject to tax in multiple U.S. and foreign tax jurisdictions. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities. Although we are currently under audit in a jurisdiction, we are indemnified by Autoliv for any tax settlements for tax periods prior to April 1, 2018. Any adverse outcome of any such audit or review for tax periods after April 1, 2018 could have a negative effect on our business and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. There is a risk that our established reserves, which are based on assumptions and estimates that we believe are reasonable to cover such eventualities, may prove to be insufficient. In addition, our future income taxes could be adversely affected by earnings being lower than anticipated (or by the incurrence of losses) in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
The United Kingdom’s (“U.K.”) referendum to exit from the European Union (“E.U.”) will continue to have uncertain effects and could have an adverse effect on our business and financial results.
On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U. (commonly referred to as “Brexit”), and the U.K. ceased to be a member state of the E.U. on January 31, 2020. As a result of Brexit, the U.K. will lose access to the E.U. single market and to E.U. trade deals negotiated with other jurisdictions at that time, so the long-term effects of Brexit will depend on the agreements or arrangements with the E.U. for the U.K. to retain access to E.U. markets either during a transitional period or more permanently. The long-term effects of Brexit may include, among other things, greater restrictions on imports and exports between the U.K. and E.U. countries, a fluctuation in currency exchange rates and additional regulatory complexity. Such changes could be costly and potentially disruptive to our operations and business relationships in these markets. If we are unable to manage any of these risks effectively, our business and financial results could be adversely affected. Our operations in the U.K. represented an immaterial part of our business as of December 31, 2019.
Risks Related to the 2018 Spin-Off from Autoliv
We have a limited history of operating as an independent, stand-alone company, and our historical financial information does not predict our future results.
Our historical financial information in this Annual Report on Form 10-K for the period ended December 31, 2019 in relation to periods or times up to the Spin-Off refers to our business as operated by and integrated with Autoliv. Our historical financial information included in this Annual Report in relation to periods or times prior to the completion of the Spin-Off is derived from the consolidated financial statements and accounting records of Autoliv. Accordingly, the historical financial information included herein in relation to periods or times prior to the completion of the Spin-Off does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below.
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
Other changes may occur in our cost structure, management, financing and business operations, as compared to the past financial performance of our business, as a result of operating as a company separate from Autoliv. These risks could, individually or in the aggregate, have a material adverse effect on our business, results of operations and financial condition.
Our ability to meet our capital needs has materially changed by the loss of financial support from Autoliv since the Spin-Off, and it may be more difficult for us to obtain capital to fund our business.
The loss of financial support from Autoliv since the completion of the Spin-Off has changed our previous source of capital. Autoliv previously provided certain capital that was needed in excess of the amounts generated by our operating activities. We currently expect to obtain any funds needed in excess of the amounts contributed by Autoliv in the Spin-Off and generated by our operating activities through the capital markets, bank financing, strategic relationships or other arrangements, and not from Autoliv. However, given the smaller relative size of our company, as compared to Autoliv after the Spin-Off, we may incur higher debt servicing and other costs relating to new indebtedness than we would have otherwise incurred as a part of Autoliv. As a stand-alone company, the cost of our financing also will depend on other factors such as our performance and financial market conditions generally. Further, we cannot guarantee you that we will be able to obtain capital market financing or credit on favorable terms, or at all, in the future. We cannot assure you that our ability to meet our capital needs will not be harmed by the loss of financial support from Autoliv.
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
Autoliv received an opinion from its outside tax counsel to the effect that the distribution of our common stock, together with certain related transactions, should qualify as a transaction that is tax-free under Sections 368(a)(1)(D) and 355 of the Code. The opinion was based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Autoliv and the Company, including those relating to the past and future conduct of Autoliv and the Company. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if Autoliv or the Company breach any of their respective covenants in the Spin-Off documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the opinion of counsel, the IRS could determine that the distribution, together with certain related transactions, should be treated as a taxable transaction if the IRS determines that any of these representations, assumptions, or undertakings upon which such opinion was based are incorrect or have been violated or if the IRS disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS or any court and there is a risk that the IRS will challenge the conclusions reached in the opinion. The IRS did not provide any opinion in advance of the Spin-Off that the Spin-Off will be tax-free.
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
The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, results of operations and financial condition.
We could incur substantial additional costs and experience temporary business interruptions as we install and implement our information technology infrastructure and transition our data to our own systems.
We are finalizing the implementation of information technology to support certain of our business functions, including accounting and reporting, manufacturing process control and distribution. We may incur temporary interruptions in business operations if we cannot fully transition effectively from Autoliv’s existing transactional and operational systems, data centers and the transition services that support these functions. We may not be successful in implementing our new systems and transitioning our data, and we may incur substantially higher costs for implementation than currently anticipated. Our failure to avoid operational interruptions as we implement the new systems and replaces Autoliv’s information technology services, or our failure to implement the new systems and replace Autoliv’s services successfully, and any substantially higher costs could disrupt our business and have a material adverse effect on our business, results of operations and financial condition. In addition, if we are unable to replicate or transition certain systems, our ability to comply with regulatory requirements could be impaired.
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
Currently, we rely on Autoliv to provide certain corporate and administrative services such as certain information technology, financial and human resource services. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services Autoliv currently provides to us pursuant to the Transition Services Agreement. If Autoliv is unable or unwilling to provide such services pursuant to the Transition Services Agreement, or if we do not have in place our own systems and services, or if we do not have agreements with other providers of these services, once the agreement terminates, or if these services are only available for substantially less favorable terms, we may not be able to operate our business effectively and our financial condition and result of operations may be adversely affected. The Transition Services Agreement terminates on April 1, 2020.
Potential indemnification liabilities to Autoliv or a refusal of Autoliv to indemnify us pursuant to the Distribution Agreement could materially adversely affect us.
The transaction documents we entered into with Autoliv in connection with the internal reorganization and the Spin-Off provide for cross-indemnities that require Autoliv and Veoneer to bear financial responsibility for each company’s business prior to the internal reorganization or Spin-Off, as applicable, and to indemnify the other party in connection with a breach of such party of the transaction agreements; provided, however, certain warranty, recall and product liabilities for electronics products manufactured prior to the completion of the internal reorganization have been retained by Autoliv and Autoliv will indemnify us for any losses associated with such warranty, recall or product liabilities pursuant to the Distribution Agreement. If we are required to indemnify Autoliv under the circumstances set forth in the transaction documents, we may be subject to substantial liabilities. In addition, there can be no assurance that the indemnities from Autoliv will be sufficient to protect us against the full amount of any potential liabilities. Even if we do succeed in recovering from Autoliv any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. In addition, each of these risks could have a material adverse effect on our business, results of operations and financial condition.
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
Our certificate of incorporation and bylaws contain provisions that may make the merger or acquisition of the Company more difficult without the approval of our board of directors. Among other things:
•although we do not have a stockholder rights plan, our certificate of incorporation allows us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or
•otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•we have a classified board of directors, and any director may be removed only for cause and only by the affirmative vote of at least 75% of the voting power of all the then-outstanding shares of voting stock;
•our board of directors is expressly authorized to make, alter or repeal our bylaws and our stockholders may only amend our bylaws by the affirmative vote of at least 80% of the voting power of all the then-outstanding shares of voting stock;
•our certificate of incorporation and bylaws permits only our board of directors to call special meetings of stockholders;
•our certificate of incorporation and bylaws do not permit stockholder action by written consent; and
•our bylaws establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:
•a shift in our investor base;
•our quarterly or annual earnings, or those of comparable companies;
•actual or anticipated fluctuations in our operating results;
•our ability to obtain financing as needed;
•changes in laws and regulations affecting our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us or our competitors of significant investments, acquisitions or dispositions;
•the failure of securities analysts to cover our common stock;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating performance and stock price of comparable companies;
•overall market fluctuations;
•a decline in the automotive market; and
•general economic conditions and other external factors.
Future issuances of common stock by us may cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock.
In connection with the Spin-Off, we adopted an equity incentive plan in which our employees, non-employee directors and other service providers may participate, under which an aggregate of 3,000,000 shares of our common stock are available for future issuance, plus a number of shares to satisfy equity-based awards that were issued to holders of certain equity awards outstanding under Autoliv’s Amended and Restated Stock Incentive Plan at the time of the Spin-Off. We filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our equity incentive plan. Accordingly, shares registered under such registration statement are available for sale in the open market.
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
The declaration, amount and payment of any future dividends on shares of our common stock will be at the absolute and sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of indebtedness we or our subsidiaries incur in the future. We have no current plans to pay any cash dividends.
Risks Related to an Investment in our SDRs
Veoneer SDR holders do not have the same rights as our stockholders.
A Veoneer SDR holder does not have equivalent rights as our holders of common stock, whose rights are governed by U.S. federal law and the Delaware General Corporation Law. The rights of Veoneer SDR holders are set forth and described in to the General Terms and Conditions for Swedish Depository Receipts in Veoneer (the “General Terms and Conditions”). Although the General Terms and Conditions generally allow Veoneer SDR holders to vote in general meetings of stockholders or to be entitled to dividends as if they held our shares of common stock directly, the rights of Veoneer SDR holders differ in some instances from the rights of Veoneer stockholders. In particular, Veoneer SDR holders do not have the ability to nominate directors for election or bring proposals before our annual meeting to the extent provided for in our governing documents or by applicable U.S. state or federal law. Additionally, Veoneer SDR holders may not be able to enforce their rights under the General Terms and Conditions in relation to their SDRs in the same manner as one of our stockholders could with respect to our shares of common stock under applicable U.S. law.
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
As of December 31, 2019, including our VNBS joint venture operations, we owned or leased 10 manufacturing facilities and 27 technical centers and several sales and administrative offices. We have a presence in 13 countries. Our global scale enables us to engineer globally and manufacture locally to serve our global and local customers.
The following tables shows the regional distribution of what we consider our material manufacturing facilities and technical sites:
VEONEER MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Reporting Segment(s)	Items Produced at Facility	Owned/ Leased
Canada
Veoneer Canada Inc.	Markham	Electronics	Airbag electronics, radar sensors	Leased
China
Veoneer (China) Co., Ltd.	Shanghai	Electronics	Airbag electronics, radar sensors	Owned
Veoneer Nissin Brake Systems (Zhongshan) Co., Ltd	Zhongshan	Brake Systems	Brake control systems	Owned
France
Veoneer France SAS	Saint-Etienne du Rouvray	Electronics	Airbag electronics, ADAS ECUs	Owned
Japan
Veoneer Nissin Brake Systems Japan Co., Ltd.	Ueda	Brake Systems	Brake control systems	Leased
Sweden
Veoneer Sweden AB	Vårgårda	Electronics	Airbag electronics, vision cameras and radar	Owned
USA
Veoneer US, Inc.	Goleta, CA	Electronics	Night vision	Leased
Veoneer Nissin Brake Systems America, LLC	Findlay, OH	Brake Systems	Brake control systems	Leased

TECHNICAL CENTERS

Country / Company	Location	Reporting Segment(s)	Product(s) Supported
China
Veoneer China Co., Ltd.	Shanghai	Electronics	Customer applications and platform development with full-scale test laboratory
France
Veoneer France SAS	Cergy-Pontoise	Electronics	Customer applications and platform development with full-scale test laboratory
Germany
Veoneer Germany GmbH	Underschleissheim	Electronics	Customer applications and platform development with full-scale test laboratory
	Kitzingen	Electronics	Customer application test facility
India
Veoneer India Private Limited	Bangalore	Electronics	Customer applications and platform development
Japan
Veoneer Japan Ltd.	Hiroshima	Electronics	Customer applications and platform development
	Yokohama	Electronics	Customer applications and platform development
Romania
Veoneer Romania S.R.L.	Timisoara	Electronics	Customer applications and platform development
South Korea
Veoneer Korea Ltd.	Hwaseong-shi	Electronics	Customer applications
USA
Veoneer US, Inc.	Southfield, MI	Electronics	Brake control systems, electronics customer application and platform development
	Lowell, MA	Electronics	Electronics platform development
Our joint venture, Zenuity, leases a material technical center in Göteborg, Sweden.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the trading symbol "VNE" and our Swedish Depository Receipt ("SDRs") representing shares of our common stock are traded on Nasdaq Stockholm under the trading symbol "VNE SDB". As of February 13, 2020, the Company had  111,408,845 shares of its common stock, $1.00 par value per share, outstanding, which were owned by approximately 41,000 beneficial shareholders of record as of December 31, 2019.
Performance Graph
The following graph compares the cumulative total stockholder return from July 2, 2018, through December 31, 2019, of Veoneer's common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The comparison assumes that $100 was invested on July 2, 2018, in the Company's common stock and each index, and that all that dividends have been reinvested.

	2 July 2018	31 December 2018	30 June 2019	31 December 2019
Veoneer, Inc.	$100.00	$55.26	$40.59	$36.62
S&P 500	$100.00	$91.94	$107.89	$118.49
Dow Jones U.S. Auto & Parts Index	$100.00	$92.24	$83.69	$89.78

The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.

Item 6. Selected Financial Data
The following statement of operations, statement of cash flows and balance sheet data were derived from the Company's consolidated financial statements for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. This information should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Report.

	Year Ended December 31
Dollars in millions, (except where specified)	2019	2018 [3]	2017 [3]	2016 [3]	2015 [3]
Operating Results:
Net Sales	$1,902	$2,228	$2,322	$2,218	$1,589
Operating Income / (loss)[1]	$(460)	$(197)	$(283)	$(25)	$(8)
Net Income / (loss)	$(522)	$(294)	$(344)	$(60)	$(30)
Net Income / (loss) attributable to controlling interest	$(500)	$(276)	$(217)	$(53)	$(30)
Capital Expenditures	$(213)	$(188)	$(110)	$(103)	$(53)
Depreciation and Amortization	$(115)	$(111)	$(119)	$(106)	$(53)
Financial Position:
Total Assets	$2,743	$2,632	$1,663	$1,739	$1,059
Total Debt [2]	$(171)	$(14)	$(62)	$(15)	$—
1 Includes costs for goodwill impairment of $234 million in 2017.
2 Includes related party short-term debt and related party long-term debt as of December 31, 2018, related party long-term debt as of December 31, 2017.
3 The Veoneer financial results for the first half of 2018 and all of 2017, 2016 and 2015 have been prepared from the financial records of Autoliv, Inc. under specific carve-out basis accounting rules.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The following MD&A is intended to help you understand the business operations and financial condition of the Company. This MD&A is presented in the following sections:

•Executive Overview
•Trends, Uncertainties and Opportunities
•Market Overview
•Non-U.S. GAAP Financial Measures
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Contractual Obligations and Commitments
•Significant Accounting Policies and Critical Accounting Estimates
Veoneer is a Delaware corporation with its principal executive offices in Stockholm, Sweden. The Company functions as a holding corporation and owns two principal operating subsidiaries, Veoneer AB and Veoneer US, Inc. On June 29, 2018, the Spin-Off of Veoneer from Autoliv, Inc. ("Autoliv") was completed through the distribution by Autoliv of all the outstanding shares of common stock of Veoneer to Autoliv’s stockholders as of the close of business on June 12, 2018, the common stock record date for the distribution, in a tax-free, pro rata distribution (the "Spin-Off"). On July 2, 2018, the shares of Veoneer common stock commenced trading on the New York Stock Exchange under the symbol “VNE” and the Veoneer Swedish Depository Receipts representing shares of Veoneer common stock commenced trading on Nasdaq Stockholm under the symbol “VNE SDB.”
Veoneer is a global leader in the design, development, manufacture, and sale of automotive safety electronics with a focus on innovation, quality and manufacturing excellence. Prior to the Spin-Off, Veoneer operated for almost four years as an operating segment within Autoliv. Veoneer's safety systems are designed to make driving safer and easier, more comfortable and convenient for the end consumer and to intervene before a potential collision. Veoneer endeavors to prevent vehicle accidents or reduce the severity of impact in the event a crash is unavoidable. Through our customer focus, being an expert partner with our customers, we intend to develop human centric systems that benefit automotive light vehicle occupants.
Veoneer’s current product offering includes automotive radars, mono-and stereo-vision cameras, night driving assist (thermal sensing) systems, positioning systems, ADAS (advanced driver assist systems) electronic control units, passive safety electronics (airbag control units and crash sensors), brake control systems and a complete ADAS software offering towards highly automated driving (HAD) and eventually autonomous driving (AD). In addition, we offer driver monitoring systems, LiDAR sensors, RoadScape positioning and other technologies critical for HAD and AD solutions by leveraging our partnership network and internally developed intellectual property.

Executive Overview
Organic sales in the quarter were in-line with our expectations at the beginning of the quarter, despite some weakness in the LVP. Our operating loss was lower than expected at the beginning of the quarter, primarily due to continuing cost control activities across the company, particularly with respect to customer reimbursements and control of our RD&E costs. In general, our market adjustment initiatives are continuing to positively impact our cost structure.
During 2020 we intend to take further actions under our market adjustment initiative program. These actions include: further partnering, further focusing our product portfolio, reviewing certain customer contracts, and a continued focus on other cost improvement initiatives.
We are also continuing to define the scope and priorities of Zenuity, where the Polestar 2 and the Volvo XC 40 Recharge, both launching in the upcoming months, will be the first two vehicles with the full Zenuity software suite for collaborative driving. This is a major milestone and achievement for Zenuity.
2020 is a major customer launch year for Veoneer and we are gearing up for the launch of our fourth-generation vision systems during the first half of the year. The bulk of the launches, and importantly the higher delivery volumes, are concentrated toward the second half of the year which is when we expect Veoneer to return to organic sales growth.
We are basing our 2020 outlook on our core Active Safety and Restraint Control Systems businesses and our VBS US operations Brake Systems business, as we completed the divestiture of the Asian operations of our VNBS joint venture on February 3, 2020 as part of an on-going strategic review of our brake business.
In the early part of January, we participated to the Consumer Electronics Show where we showcased our latest solutions in Collaborative Driving, which further confirmed our decision to focus our sales, operations and development on Active Safety solutions where the driver remains involved. Customer feedback to our approach is very positive and we expect to win significant, profitable orders with our focused, refined Active Safety portfolio throughout 2020.
We are currently monitoring and taking appropriate actions on a daily basis related to the effects from the Coronavirus outbreak in China. As always, the health and safety of our employees is our primary focus. To date we are not aware of any cases of the virus with our employees, however it is too early to assess the effects on our China business as this is an on-going situation.
For the next several quarters our focus is on preparing for: successful customer launches in 2020 and heading into 2021, market adjustment initiatives to continue to drive efficiencies and improve cash flow, and continuing to win profitable new business.
2020 Outlook and Targets
Our 2020 outlook includes our core Active Safety and Restraint Control Systems business (Electronics segment) and the VBS US operations since we completed the VNBS JV divestiture on February 3, 2020.
Our current customer call-offs and deliveries point to a weak first quarter, mostly in China and Europe, both sequentially from the previous quarter and year-over-year. This leads us to expect a LVP decline for the first six months and a decline in the low single digits for 2020, both as compared to 2019.
Veoneer expects to return to organic sales growth in the mid-single digits in 2020. This expected sales growth is driven by new program launches, mostly in Active Safety, during the second half of the year. During the first half of 2020 our net sales are expected to remain relatively flat sequentially from the second half of 2019, and then ramp-up sequentially during the second half of 2020.
During 2020, our market adjustment initiatives are expected to generate further cost structure and balance sheet improvements. We expect RD&E, net along with the operating loss and cash flow before financing to improve in 2020 from 2019 levels, on a comparable basis, although most of the improvement is expected to come during the second half of the year. This excludes any one-time effects related to our strategic reviews. Based on the market opportunities we currently foresee in 2020, we estimate our order intake to be approximately $1 billion of average annual sales for our core Electronics segment.
Lastly, our medium-term targets are based on our approximately $19 billion order book, of which approximately 80% is for the Electronics segment (Active Safety and Restraint Control Systems). We estimate the net sales of this segment will increase to approximately $2.5 billion in 2022, which is a CAGR of approximately 19% from 2019. During this same period Active Safety net sales are expected to approximately double.

Financial Results
Significant aspects of the Company's financial results for the year ended December 31, 2019, include the following.
Net Sales - Veoneer’s net sales for the full year of 2019 declined by 15% to $1,902 million as compared to 2018.
Gross Profit - The gross profit of $311 million for the full year of 2019 was $119 million lower as compared to 2018. The negative volume and product mix effects that caused the lower organic sales were the main contributors to the gross profit decline. Net currency effects on the gross profit were approximately $28 million unfavorable for the same period as compared to 2018, primarily due to the stronger US dollar.
Operating Loss - The operating loss of $460 million for the full year of 2019 increased by $263 million as compared to 2018. Net currency effects on the operating loss were negative $8 million for the same period as compared to 2018.
Net Loss - The net loss for the full year of 2019 increased by $228 million to $522 million as compared to 2018. Veoneer’s net loss from its equity method investment (Zenuity) of $70 million for the full year of 2019 increased by $7 million as compared to 2018. This increase is mainly attributable to the hiring and continued build-up of software engineers through the first half of 2019.
The increase in equity method investment loss was partially offset by interest income, net of $8 million, which was an increase of $2 million as compared to 2018. Interest expense related to the convertible debt issuance in 2019 was approximately $10 million for the full year of 2019.
The Income tax expense for the full year of 2019 decreased by $41 million as compared to 2018, mainly due to a $10 million tax benefit from the convertible debt and $26 million of discrete tax items in 2018.
The non-controlling interest loss of $22 million in the VNBS JV for the full year of 2019 was $3 million higher as compared to 2018. The increase is mainly due to the organic sales impact on earnings.
Loss per Share - The loss per share of $4.92 for the full year of 2019 increased by $1.75 per share as compared to 2018 mainly due to the increase in the operating loss. The share count increase from the common stock issuance in 2019 reduced the loss by $0.80 per share.
Trends, Uncertainties and Opportunities
Trend toward Collaborative Driving
The environment around us continues to be rapidly changing and we currently see a shift across the automotive and autotech industries. The industry developments during 2019 have further strengthened the trend toward advanced driver support - Collaborative Driving - and away from fully autonomous cars for the consumer based vehicle mass market.
New technologies, creating new levels of interaction and driver support are starting to revolutionize driving, but we also see the driver being actively involved for many years to come. While the industry refers to “Level 2+” or even "Level 2++" Veoneer calls this Collaborative Driving, and includes any SAE level of automation. At the same time there is a growing realization that the introduction of truly self-driving cars will likely take longer and be more expensive than previously anticipated. This fundamental insight opens up new opportunities for companies, including Veoneer, but it also requires a reprioritization of resources. As such, we believe that the market will stay mainly focused on Level 1-Level 2+ autonomous driving solutions for the next decade.
Global Regulatory and Test Rating Developments
Europe continues to take a proactive role in promoting or requiring Active Safety technologies. The European New Car Assessment Program (“NCAP”) continuously updates its test rating program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2030, as compared to 2020. We anticipate strong global sensor adoption rate increases (forward, side and rear) due to the European NCAP's push for crash avoidance, increased adoption rates due to growing demand around ADAS software features, volume growth due to redundant sensing concepts needed for higher levels of autonomy, potential opportunities in relation to compliance with cyber-security and software updates and step-by-step increased demand for connectivity components as a result.
On May 17, 2018, the European Commission proposed a new mandate, as party of the EU General Safety Regulation road-map through 2028, to make certain Active Safety features compulsory in light vehicles by 2022. During March of 2019 the EU mandate was adopted as initially proposed by the European Commission. We believe that adoption of the mandate will significantly expand demand for our Active Safety products. Indeed, with respect to sensors and Advanced Driver

Assistance Systems (ADAS) software features, our order intake since the adoption of the mandate seems to reflect the anticipated increase in demand. However, during 2019 we have seen OEM delays in the sourcing of these technologies as customers reconsider how they want to architect and design, in a scalable way to include these new standard technologies. In addition, we believe that the mandate and the EU General Safety Regulations (GSR) generally will influence other market regulators as they evaluate their respective vehicle test rating programs and safety legislation.
In China, the Ministry of Industry and Information Technology issued the Key Working Points of Intelligent Connected Vehicle Standardization for 2018 to promote and facilitate the development of the intelligent connected vehicles industry, and advance the development of fundamental standards and those that are in urgent demand. The guideline has pointed out that more than 30 key standards will be defined by 2020 to fund the systems for (ADAS) and low-level autonomous driving, and a system of over 100 standards will be set up by 2025 for higher level autonomous driving. During the third quarter of 2018, the Chinese government commenced testing of new vehicles according to the new China New Car Assessment Program (CNCAP) where active safety features like Autonomous Emergency Braking (AEB) are required to achieve the maximum safety rating.
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
In 2018 the UN Economic Commission for Europe (ECE) created a new Working Party to deal with regulations for Automated/Autonomous and Connected Vehicles (GRVA). In addition to the EU and Japan, which have both started to work closely together to develop ADAS regulations, in the last three years, the U.S. and China have both indicated a willingness to be active in several working groups towards harmonization of future regulations for ADAS and AV. This would create a common umbrella for countries which follow type-approval rules (EU, Japan, Australia) and countries which are outside of type-approval system, e.g., under self-certification regimes (U.S., Korea) or specific national rules (China).
Key future potential regulations are expected for (i) safety critical ADAS-features (e.g. AEB); (ii) Highway AV-features (Physical Tests + Real World Test Drive + Audit); (iii) Cyber-security and Software updates; and (iv) Connected Vehicles. On one hand, the agreement on minimal common base requirements for the industry will take a longer time and therefore may postpone introduction of regulations. On the other hand, the harmonization with base requirements would help the industry while a more active position from China may help to pull forward some safety critical ADAS technologies which are not yet considered as relevant for regulation in EU and Japan (e.g. Blind Spot or Night Vision).
Market Overview

Millions (except where specified) IHS as of January 16, 2020	Light Vehicle Production by Region - 2019
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year 2019	23.3	9.0	12.2	18.3	21.0	2.0	85.9
Change vs. 2018	(9)%	0%	(6)%	(4)%	(4)%	(23)%	(6)%
For the full year of 2019, the global light vehicle production (according to IHS) declined by approximately 6% as the expected second half improvement for 2019 did not materialize as expected at the beginning of 2019, mainly due to a continued deterioration in China, RoA and Western Europe throughout 2019. This decline is approximately 7 percentage points lower than expected at the beginning of 2019. This is the largest single year decline since the financial crisis in 2009. Despite the overall light vehicle production decline as compared to 2018, North America remained relatively stable, and near peak levels, where the decline in 2019 was 4% to 15.1 million vehicles, as compared to 2018.
This is the second consecutive annual decline in light vehicle production from 2017 when a record 92 million vehicles were produced. The IHS outlook for global light vehicle production in 2020 is for a 1% decline from 2019 levels to 85 million vehicles. China, Japan and Western Europe are expected to be the main drivers of the decline in 2020 as compared to 2019.
Non-U.S. GAAP Financial Measures
Non-U.S. GAAP financial measures are reconciled throughout this report.
In this report we refer to organic sales or changes in organic sales growth, a non-U.S. GAAP financial measure that we, investors and analysts use to analyze the Company's sales trends and performance. We believe that this measure assists investors and management in analyzing trends in the Company's business because the Company generates approximately 68%

of its sales in currencies other than in U.S. dollars (its reporting currency) and currency rates have been and can be rather volatile. The Company has historically made several acquisitions and divestitures, although none that impacted the reporting periods in question. Organic sales and organic sales growth represent the increase or decrease in the overall U.S. dollar net sales on a comparable basis, allowing separate discussions of the impact of acquisitions/divestitures and exchange rates on the Company’s performance. The tables in this report present the reconciliation of changes in the total U.S. GAAP net sales to changes in organic sales growth.
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
The Company uses in this report net working capital, a non-U.S. GAAP financial measure, which is defined as current assets (excluding cash and cash equivalents) minus current liabilities excluding short-term debt and net assets and liabilities held for sale. The Company also uses in this report cash flow before financing activities, a non-U.S. GAAP financial measure, which is defined as net cash used in operating activities plus net cash used in investing activities. Management uses these measures to improve its ability to assess operating performance at a point in time as well as the trends over time. The tables below provide a reconciliation of current assets and liabilities to net working capital and cash flow before financing activities.
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
Results of Operations
Fiscal Year 2019 compared to 2018
The following tables show Veoneer’s performance by segment for the years ended December 31, 2019 and 2018 along with components of change compared to the prior year.

Electronics Segment	Year Ended December 31						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2019		2018		U.S. GAAP Reported		Currency		Organic[1]
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$1,530		$1,800		$(270)	(15)%	$(66)	(4)%	$(204)	(11)%
Operating Loss / Margin	$(324)	(21.2)%	$(116)	(6.4)%	$(208)
EBITDA1 / %	$(242)	(15.8)%	$(43)	(2.4)%	$(199)
Associates	7,384		7,105		279
1 Non-U.S. GAAP measure reconciliation for Organic Sales and EBITDA
Net Sales - The net sales in the Electronics segment decreased by $270 million to $1,530 million for the full year of 2019 as compared to 2018. This decline was mainly due to the organic sales1 decline in Active Safety and Restraint Control Systems of $81 million and $123 million, respectively, along with the currency translation effects of $66 million.
Operating Loss - The operating loss for the Electronics segment of $324 million for the full year of 2019 increased by $208 million as compared to 2018. This increase was mainly due to the negative volume and product mix effects causing lower organic sales in Active Safety and Restraint Control Systems and an increase in RD&E cost to support future organic sales growth and current development programs.
EBITDA1 - The EBITDA loss for the Electronics segment decreased by $199 million to negative $242 million for the full year of 2019 as compared to 2018. This was mainly due to the increase in operating loss as depreciation and amortization increased by $9 million.

Associates - The number of associates in the Electronics segment increased by 279 to 7,384 as compared to 2018. This increase is primarily due to the hiring of engineers to support the strong order intake for future sales growth. Deliveries - The quantities delivered during the full year of 2019 were 16.0 and 8.3 million units for Restraint Controls Systems and Active Safety, respectively.

Brake Systems Segment	Year Ended December 31						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2019		2018		U.S. GAAP Reported		Currency		Organic[1]
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$372		$428		$(56)	(13)%	$(3)	(1)%	$(53)	(12)%
Operating Loss / Margin	$(64)	(17.0)%	$(30)	(7.1)%	$(34)
EBITDA1/ %	$(32)	(8.5)%	$7	1.7%	$(39)
Associates	1,447		1,452		(5)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and EBITDA
Net Sales - The net sales in the Brake Systems segment decreased by $56 million to $372 million for the full year of 2019 as compared to 2018. This sales decline was mainly attributable to temporary lower volumes on certain Honda vehicle models, mainly in China and Japan. Operating Loss - The operating loss for the Brake Systems segment increased by $34 million to $64 million for the full year of 2019 as compared to 2018. This increase was mainly due to the negative volume and product mix effects causing lower organic sales and a slight increase in RD&E, net to support future organic sales growth.
Within the Brake Systems segment, the VNBS JV Asia operations (including China and Japan) generated Net Sales of $313 million for the full year of 2019 and $370 million for the full year of 2018. The RD&E, net for the VNBS JV Asia operations (including China and Japan) was approximately $25 million in 2019.
EBITDA1 - The EBITDA loss for Brake Systems segment decreased to negative $32 million for the full year of 2019 as compared to $7 million in 2018, mainly due to the increase in the operating loss for the segment. Associates - The number of associates in the Brake Systems segment declined slightly to 1,447 as compared to 2018. An increase in RD&E was mostly offset by reductions in direct and indirect labor associates. Deliveries - The quantities delivered during the full year of 2019 were 1.7 million units for Brake Systems.

Corporate and Other	Year Ended December 31
Dollars in millions, (except where specified)	2019		2018		U.S. GAAP Reported
	$	%	$	%	Chg. $	Chg.%
Net Sales	$—		$—		$—
Operating Loss / Margin	$(72)	—%	$(51)	—%	$(21)
Segment EBITDA1 / Margin	$(71)	—%	$(51)	—%	$(20)
Associates	43		43		—
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA1 - The operating and EBITDA loss for Corporate and other for the full year of 2019 increased to $72 and $71 million, respectively, as compared to $51 million in 2018, mainly due to additional costs associated with being a standalone listed company.
Associates - The number of associates remained unchanged at 43 as compared to 2018 mainly due to the hiring of personnel to support a standalone listed company that was completed in 2018.
The Veoneer associates and financial figures for the full year of 2019 are not comparable since the first half of 2018 is based on carve-out reporting.

Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the years ended December 31, 2019 and 2018 along with components of change compared to the prior year.

Consolidated Net Sales	Year Ended December 31				Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2019	2018	U.S. GAAP Reported		Currency		Organic[1]
	$	$	Chg. $	Chg. %	$	%	$	%
Restraint Control Systems	822	974	(152)	(16)%	(29)	(3)%	(123)	(13)%
Active Safety	708	825	(118)	(14)%	(37)	(4)%	(81)	(10)%
Brake Systems	372	428	(56)	(13)%	(3)	(1)%	(53)	(12)%
Total	$1,902	$2,228	$(326)	(15)%	$(69)	(3)%	$(257)	(12)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Veoneer Performance
The following table shows Veoneer’s performance for the year ended December 31, 2019 and 2018 along with components of change compared to the prior year.
Net Sales - Veoneer’s net sales for the full year of 2019 declined by 15% to $1,902 million as compared to 2018. Organic sales1 declined by 12% while the combined currency translation effects were 3%. More than half of the organic sales decline for the full year of 2019 was in North America, and was related to both the Restraint Control Systems and the Active Safety product areas.
The LVP, according to IHS, declined by close to 6% for the full year of 2019 as compared to 2018. This decrease was mainly attributable to China, Western Europe, North America, South Korea and India. The global LVP of close to 86 million vehicles for 2019 is the lowest level since 2015 when the global LVP was approximately 86 million.
Restraint Control Systems - Net sales for the full year of 2019 decreased by 16% to $822 million as compared to 2018. The organic sales1 decline of 13% was due to lower volumes in North America, China and South Korea, where we have a temporary phase-out of our products on certain vehicle models, and lower underlying LVP.
Active Safety - Net sales for the full year of 2019 decreased by 14% to $708 million as compared to 2018. This decline was driven by currency translation effects of 4% while organic sales1 declined by 10%. The LVP in our major markets for Active Safety (Western Europe, North America, China and Japan), where we have a relatively higher CPV on premium brands produced in those markets, declined by close to 6%.
Strong demand for mono, stereo and night vision (thermal sensing) systems and ADAS ECUs on several models drove an increase in organic sales. This growth was more than offset by the negative product mix impact from 24GHz to 77GHz radar technology and the phase-out of mono vision cameras on certain BMW models.
Brake Systems - Net sales for the full year of 2019 decreased by 13% to $372 million as compared to 2018. The organic sales¹ decline of 12% was mainly due to lower volumes in China and Japan, where we have a temporary phase-out of our products on certain Honda vehicle models.

Income Statement	Year Ended December 31
Dollars in millions, (except per share data)	2019		2018 [3]
	$	%	$	%	Change
Net sales	$1,902		$2,228		$(326)
Cost of sales	(1,591)	(83.6)%	(1,798)	(80.7)%	207
Gross profit	311	16.4%	430	19.3%	(119)
Selling, general & administrative expenses	(189)	(9.9)%	(156)	(7.0)%	(33)
Research, development & engineering expenses, net	(562)	(29.5)%	(466)	(20.9)%	(96)
Amortization of intangibles	(20)	(1.1)%	(23)	(1.0)%	3
Other income	—	—%	18	0.8%	(18)
Operating loss	(460)	(24.2)%	(197)	(8.8)%	(263)
Loss from equity method investments	(70)	(3.7)%	(63)	(2.8)%	(7)
Interest income	20	1.1%	7	0.3%	13
Interest (expense)	(12)	(0.6)%	(1)	0.0%	(11)
Other non-operating items, net	1	0.0%	—	—%	1
Loss before income taxes	(521)	(27.4)%	(253)	(11.4)%	(268)
Income tax expense	(1)	0.0%	(42)	(1.9)%	41
Net loss[1]	(522)	(27.4)%	(294)	(13.2)%	(228)
Less: Net loss attributable to non-controlling interest	(22)	(1.2)%	(19)	(0.9)%	(3)
Net loss attributable to controlling interest	$(500)	(26.3)%	$(276)	(12.4)%	$(224)
Net loss per share – basic[2]	$(4.92)		$(3.17)		$(1.75)
Weighted average number of shares outstanding in millions[2]	101.62		87.16		14.46
1 Including Corporate and other sales.
2 Basic number of shares used to compute net loss per share. Participating share awards with right to receive dividend equivalents are (under the two class method) excluded from EPS calculation.
3 The first half of 2018 are according to Carve-out reporting from Autoliv Spin-Off of Veoneer.
Gross Profit - The gross profit of $311 million for the full year of 2019 was $119 million lower as compared to 2018. The negative volume and product mix effects that caused the lower organic sales were the main contributors to the gross profit decline. Net currency effects on the gross profit were approximately $28 million unfavorable for the same period as compared to 2018, primarily due to the stronger US dollar.
Operating Loss - The operating loss of $460 million for the full year of 2019 increased by $263 million as compared to 2018. Net currency effects on the operating loss were negative $8 million for the same period as compared to 2018.
The RD&E, net increase of $96 million for the full year of 2019 as compared to 2018 was mainly due to the ramp-up of engineering hiring during 2018 to support future organic sales growth.
The SG&A increase of $33 million for the full year of 2019 as compared to 2018 was mostly related to the additional costs associated with being a standalone listed company during the first half of 2019. Other income was $18 million lower for the full year of 2019 as compared to 2018 primarily due to the reversal of the $14 million MACOM earn-out provision.
Net Loss - The net loss for the full year of 2019 increased by $228 million to $522 million as compared to 2018. Veoneer’s net loss from its equity method investment (Zenuity) of $70 million for the full year of 2019 increased by $7 million as compared to 2018. This increase is mainly attributable to the hiring and continued build-up of software engineers through the first half of 2019.
The increase in equity method investment loss was partially offset by interest income, net of $8 million, which was an increase of $2 million as compared to 2018. Interest expense related to the convertible debt issuance in 2019 was approximately $10 million for the full year of 2019.
The Income tax expense for the full year of 2019 decreased by $41 million as compared to 2018, mainly due to a $10 million tax benefit from the convertible debt and $26 million of discrete tax items in 2018.The non-controlling interest loss of $22 million in the VNBS JV for the full year of 2019 was $3 million higher as compared to 2018. The increase is mainly due to the organic sales impact on earnings.
Loss per Share - The loss per share of $4.92 for the full year of 2019 increased by $1.75 per share as compared to 2018 mainly due to the increase in the operating loss. The share count increase from the common stock issuance in 2019 reduced the loss by $0.80 per share.

Results of Operations
Fiscal Year 2018 compared to 2017
Veoneer’s results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 along with components of change compared to the prior year that have been omitted under this item can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
Reconciliations of U.S. GAAP to non U.S. GAAP

Dollars in millions	Year Ended December 31
Net Loss to EBITDA	2019	2018
Net Loss	$(522)	$(294)
Depreciation and amortization	115	111
Loss from equity method investment	70	63
Interest and other non-operating items, net	(9)	(7)
Income tax expense / (benefit)	1	42
EBITDA	$(345)	$(87)

Dollars in millions	Year Ended December 31
Segment EBITDA to EBITDA	2019	2018
Electronics	$(242)	$(43)
Brake Systems	(32)	7
Segment EBITDA	(274)	(36)
Corporate and other	(71)	(51)
EBITDA	$(345)	$(87)

Dollars in millions	Year Ended December 31
Working Capital to Net Working Capital	2019	2018
Total current assets	$1,649	$1,543
less Total current liabilities	591	636
Working Capital	1,058	907
less Cash and cash equivalents	(859)	(864)
less Short-term debt	3	—
less Net current assets and liabilities held for sale	(199)	—
Net Working Capital	$3	$42

Dollars in millions	Year Ended December 31
Cash Flow before Financing Activities	2019	2018
Net cash used in Operating Activities	$(325)	$(179)
plus Net cash used in Investing Activities	(265)	(185)
Cash flow before Financing Activities	$(590)	$(364)
Liquidity and Capital Resources
Liquidity
As of December 31, 2019, the Company had cash and cash equivalents of $894 million (includes $35 million in assets held for sale), which will be primarily used for ongoing working capital requirements, capital expenditures and investments in joint ventures particularly Zenuity.
As of February 3, 2020, Veoneer received approximately $170 million cash from the sale of VNBS Asia operations.

The Company has no material obligations other than short-term obligations related to operations, inventory, services, tooling and property, plant and equipment purchased in the ordinary course of business.
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of December 31, 2019, Veoneer contributed a total of approximately $10 million to the fund. As of December 31, 2019, the Company has received approximately $2 million of distributions from the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control and conduct the affairs of the fund.
Cash Flow

	Year Ended December 31
(Dollars in millions)	2019	2018
Selected cash flow items	$	$
Net working capital[1]	$3	$42
Net cash provided / (used) by operating activities	$(325)	$(179)
Capital expenditures	$(213)	$(188)
Equity method investment	$(58)	$(71)
Net Cash Used in investing activities	$(265)	$(185)
Net Cash Provided by financing activities	$636	$1,226
1 Non-U.S. GAAP measure see reconciliation for Net Working Capital
Net Working Capital1 - Net working capital of $3 million improved by $39 million during the full year of 2019 as compared to 2018 primarily due to a reduction in customer trade receivables and inventories, net.
Net cash used in operating activities - Net cash used in operating activities of $325 million during the full year of 2019 was $146 million higher as compared to 2018. The higher net loss was partially offset by the positive change in net working capital1 and other, net.
Net cash used in investing activities - Net cash used in investing activities of $265 million during the full year of 2019 increased $80 million as compared to 2018 due to higher capital expenditures and lower related party notes receivable partially offset by Zenuity funding.
Net Cash Provided by Financing Activities - Net cash provided by financing activities for the year ended December 31, 2019 includes the net capital raise of $603 million derived from the issuance of common stock and convertible debt notes in May of 2019.
Capital Expenditures - Capital expenditures of $213 million, or 11% of sales, for the full year of 2019 increased by $25 million as compared to 2018. We expect the level of capital expenditures to be ~11% of sales for 2020, including VBS, to support sales growth in 2020 and in the future.

		Year Ended December 31
Associates		2019	2018
Total Associates		8,874	8,600
Whereof:	Direct Manufacturing	2,002	2,083
	R,D&E	4,907	4,676
	Temporary	1,396	1,329
The increase in associates of 274 as compared to the same period in 2018 to 8,874 from 8,600 is primarily due to the net hiring of 231 associates to support our investment in engineering for future growth opportunities. Temporary associates increased by 67 as compared to 2018 due to the uncertain macro situation and new program launches.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commitments
The table below reflects our contractual obligations as of December 31, 2019. The Company’s future contractual obligations have not changed materially.

(Dollars in millions)	Payments due by Period
Aggregate Contractual Obligations [1]	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	118	22	33	21	42
Pension contribution requirements	27	2	4	5	16
Finance lease obligations	51	3	7	7	34
Other non-current liabilities reflected on the balance sheet	6	1	—	—	5
4.00% Convertible Senior Notes and Financial loans	218	3	3	212	—
Fixed Interest on 4.00% Convertible Senior Notes	37	8	17	12	—
Total	$457	$39	$64	$257	$97
1 Excludes contingent liabilities arising from litigation, arbitration, regulatory actions or income taxes
Contractual obligations include related party long-term debt, leases and purchase obligations that are enforceable and legally binding on the Company. Non-controlling interest is not included in this table.
Operating lease obligations: The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and data processing and other equipment. Such operating leases, some of which are non-cancelable and include renewals, expire on various dates. See Note 16, Commitments and Contingencies, to the consolidated financial statements included herein.
Pension contribution requirements: The Company sponsors defined benefit plans that cover eligible employees in Japan, Canada, and France. In 2020, the expected contribution to all plans, including direct payments to retirees, is $2 million, of which the major contribution is $1 million for our Canada pension plans. Due to volatility associated with future changes in interest rates and plan asset returns, the Company cannot predict with reasonable reliability the timing and amounts of future funding requirements, and therefore the above table shows expected contributions (to funded plans, or direct payments to retirees in the case of unfunded plans) for 2020, but only shows benefit payments (from funded plans, or direct to retirees in the case of unfunded plans) for 2021 and subsequent years. We may elect to make contributions in excess of the minimum funding requirements for the Japan, Canada, and France plans in response to investment performance and changes in interest rates, or when we believe that it is financially advantageous to do so and based on other capital requirements. This contribution amount does not include plans considered to be multiemployer with Autoliv. See Note 2, Summary of Significant Accounting Policies, and Note 17, Retirement Plans, to the consolidated financial statements included herein.
4% Convertible Senior Notes and Financial loans: On May 28, 2019, the Company issued, in a registered public offering in the U.S., the Notes with an aggregate principal amount of $207 million. The Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The Notes will mature on June 1, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date.
Unconditional purchase obligations: There are no material obligations other than short-term obligations related to inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.
Autotech Venture Fund: On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of December 31, 2019, Veoneer has in total contributed $10 million to the fund. As of December 31, 2019, the Company has received approximately $2 million of distributions from the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the fund.

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
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e. price concessions or annual price adjustments) and estimated at contract inception. The variable consideration calculation involves management assumptions including the volume of light vehicle production, future sales volumes for specific parts, or future price concessions to be granted. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.
In addition, from time to time, Veoneer may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments, unless certain criteria are met, warranting capitalization. If the payments are capitalized, the amounts are amortized as the related goods are transferred. As of December 31, 2019, and 2018, the Company capitalized $81 million and $62 million, respectively, in Other non-current assets related payments to customers. The Company assesses these amounts for impairment. There was no impairment.
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
As of December 31, 2019, the Company has capitalized $12 million of direct and incremental contract costs incurred in connection with obtaining a contract with a customer. These costs will be amortized as the related goods are transferred.
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
Equity Method Investments
The Company initially accounts for an equity method investment at its fair value on the date of acquisition. See Note 2, Summary of Significant Accounting Policies and Note 12, Investments related to the Company’s investment in Zenuity, to the consolidated financial statements included.

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
Goodwill and Intangibles
The Company evaluates the carrying value and useful lives of long-lived assets when indications of impairment are evident or it is likely that the useful lives have decreased, in which case the Company depreciates the assets over the remaining useful lives. Impairment testing is primarily performed by using the cash flow method based on undiscounted future cash flows. Estimated undiscounted cash flows for a long-lived asset being evaluated for recoverability are compared with the respective carrying amount of that asset. If the estimated undiscounted cash flows exceed the carrying amount of the assets, the carrying amounts of the long-lived asset are considered recoverable and an impairment is not recorded. However, if the carrying amount of a group of assets exceeds the undiscounted cash flows, an entity must then estimate, generally using a discounted cash flow model the long-lived assets’ fair value to determine whether an impairment loss should be recognized.
The Company reviews goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment test was performed on December 31 in 2018 but the Company elected changed its annual impairment test date to October 31 in 2019.
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
The estimated fair value of the reporting unit is determined by the discounted cash flow method taking into account expected long-term operating cash-flow performance. The Company discounts projected operating cash flows using the reporting unit’s weighted average cost of capital, including a risk premium to adjust for market risk. The Company's assumptions in conducting its impairment testing include revenue growth rates, Earnings Before Income Tax ("EBIT") margin rate in the discrete and terminal period and the discount rate applied to the future cash flows. The estimated fair value is based on automotive industry volume projections which are based on third-party and internally developed forecasts and discount rate assumptions. To supplement this analysis, the Company compares the market value of its equity, calculated by reference to the quoted market prices of its shares, to the estimated fair values of its reporting units.
In the fourth quarter of 2017, in connection with the annual impairment test, the Company recorded a goodwill impairment charge of $234 million in its Electronics Segment, relating to the VNBS acquisition. For more information, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included herein) due to lower than originally anticipated sales development. There is no remaining goodwill related to VNBS after the impairment. There were no goodwill impairments recognized during 2019 and 2018.
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
Of the plans sponsored by Veoneer, the most significant plans are the France plans. These plans represent approximately 33% of the Company’s total pension benefit obligation. See Note 17, Retirement Plans, to the consolidated financial statements included herein.
The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the France plans, the assumptions used for calculating the 2019 pension expense were a discount rate of 0.9%, expected rate of increase in compensation levels of 2.5%.
The discount rate for the Japanese plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of increase in compensation levels and long-term return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local markets. This plan does not have assets as of December 31, 2019 and 2018.
Income Taxes
Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of intercompany transactions. See Note 1, Basis of Presentation, Note 19, Income Taxes and Note 22, Relationship with Parent and Related Entities, to the Consolidated Financial Statements included herein.
Although the Company believes that its tax return positions are supportable, no assurance can be given that the final outcome of these matters will not be materially different than that which is reflected in the historical income tax provisions and accruals. Such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made. See also the discussion of the determinations of valuation allowances on our deferred tax assets in Note 19, Income Taxes, to the consolidated financial statements included herein.
Contingent Liabilities
Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability or other matters. For a discussion of legal matters we are involved in, see Note 16, Contingent Liabilities, to the consolidated financial statements included herein.
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
Leases
Lease Classification

The Company, as a lessee, determine the lease classification for each separate lease component at the lease commencement date. Commencement date is defined as the date on which a lessor makes an underlying asset available for use by the Company. This date can be different from the stated commencement date in the contract. This date is when Veoneer takes possession of or be given control over the use of an underlying asset. For lessees, a lease can be classified either as an operating lease or a finance lease.

Initial Measurement

The Company will recognize a right-of-use asset and a lease liability at lease commencement. The lease liability for both finance and operating leases equals the present value of the unpaid lease payments, discounted at Veoneer’s incremental borrowing rate.

Lease payment includes undiscounted fixed (including in-substance fixed) payments plus optional payments (e.g. for purchase options, optional renewal periods, periods subsequent to a termination option) that are reasonably certain to be owed. Lease payments do not include variable lease payments that depend on an index or a rate, any guarantee by the lessee of the lessor’s debt; or amounts allocated to non-lease components.

The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In general, the discount rate will not be reassessed unless there is a change in the lease term or in the assessment of a lessee purchase option represent a significant change in the economics of the arrangement.

Short-term Lease & Low Value Lease Recognition Exemption

A short-term lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

For leases that meet the definition of “short-term”, the Company elected the practical expedient under ASC 842 which allows for simplified accounting. The practical expedient will apply for all classes of underlying assets and under the practical expedient, the Company will recognize the lease payments as lease cost on a straight-line basis over the lease term and will disclose the costs. In addition, the Company determined that the expenses derived from leases with lease term of one month or less will be exempt from being assessed under lease recognition.

Impairment test

The Company will use the long-lived assets impairment guidance (ASC 360) to determine whether a right-of-use asset is impaired, and if so, the amount of the impairment loss to recognize. The impairment loss related to a right-of-use asset is presented in the same manner in the income statement as an impairment loss recognized for any other long-lived asset.
Assets and liabilities held for sale
The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Currency Risks
Transaction Exposure and Revaluation Effects
Transaction exposure arises because the cost of a product originates in one currency and the product is sold in another currency. Revaluation effects come from valuation of assets denominated in other currencies than the reporting currency of each unit.
The Company’s gross transaction exposure for 2019 was approximately $1.0 billion. A part of the currency flows had counter-flows in the same currency pair, which reduced the net exposure to approximately $0.9 billion. The largest net transaction exposures were the sale of Euro against U.S. Dollars and the purchase of U.S. Dollar against Korean Won. The five largest currency pairs accounted for approximately 82% of the Company’s net currency transaction exposure.
Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to approximately one quarter of net sales and is made up of close to 20 different currency pairs with exposures of more than $1 million each. Veoneer generally does not hedge these flows. However, for some purchased components from external suppliers, the Company may enter into hedging from time to time. There were no foreign exchange forward contracts outstanding as of December 31, 2019.
Translation Exposure in the Statement of Operations and Balance Sheet
The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies would decrease reported U.S. dollar annual net sales in 2019 by $6 million or by 0.3% while it would have a positive impact on the operating loss for 2019 by approximately 0.4% or by about $2 million, assuming reported corporate average margin.
Interest Rate Risk
As of December 31, 2019, we had cash and cash equivalents of $859 million (excludes $35 million in Assets held for Sales). As of December 31, 2019, the Company estimates that a 1% change of the interest rates would not significantly impact our interest expense or income.
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

Item 8. Financial Statements and Supplementary Data

Veoneer, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Veoneer, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Veoneer, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows and changes in equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of ASU No. 2016-02 Leases (Topic 842).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of variable consideration for revenue recognition
Description of the Matter
As disclosed in Note 2 to the consolidated financial statements, the Company measures revenue based on consideration specified in a contract with a customer, adjusted for any variable consideration as estimated at contract inception. The variability in the consideration is primarily due to price concessions, payments to customers, and annual price adjustments, which may take place after some of the related products have been sold. The estimated variable consideration is based primarily on management’s best available information regarding customer negotiations, taking into account historical experience, third party industry sources, and anticipated future customer pricing strategies.

Auditing management’s estimate of variable consideration was complex because the calculation involves subjective management assumptions about expected future events, including, as applicable, the volume of light vehicle production, future sales volumes for specific parts, or future price concessions to be granted, among other things. Changes in those assumptions can have a material effect on the amount of revenue recognized.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s estimation methodology and evaluated the design and tested the operating effectiveness of controls over the Company’s estimation process for variable consideration. The controls included management’s review over the completeness and measurement of the estimated variable consideration, including comparisons to historical and industry-standard discounts.

To test the estimate of variable consideration, our audit procedures included, among others, testing the estimation process for certain significant assumptions by performing an analysis on historical information to assess management’s ability to accurately estimate sales volumes and future concessions. We also performed analytical procedures, reviewed new significant contracts for elements that could indicate variable consideration, and inquired about the best available information for ongoing customer negotiations from relevant management. We inspected revenue journal entries for unusual or manual adjustments and examined additional supporting evidence, as necessary. We also substantively tested the completeness and accuracy of the data used in management’s estimate by agreeing it to source data.

Estimate of reporting unit fair value for the goodwill impairment test
Description of the Matter
As disclosed in Note 2 to the consolidated financial statements, the Company performs a goodwill impairment test, at least annually. As disclosed in Note 15 to the consolidated financial statements, the goodwill balance was $290 million, all of which related to the Electronics reporting unit. In conducting its impairment testing, the Company compares the estimated fair value of the Electronics reporting unit to the related carrying value of the reporting unit. To estimate the fair value of the reporting unit, the Company discounts its projected operating cash flows using its weighted average cost of capital. Significant assumptions include revenue growth rates, margin rates in the discrete and terminal period and the discount rate applied to the future cash flows.

Auditing management’s assumptions in the estimate of fair value was complex and highly judgmental because the calculation includes significant management assumptions about future events, which can be affected by automotive industry volume projections and overall market conditions. Changes in these factors could have a material impact on the assumptions used to estimate the fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s estimation methodology and evaluated the design and tested the operating effectiveness of controls of the Company’s estimation process. This included testing controls over management’s review of the development of the significant assumptions used in the projected operating cash flow, including revenue growth rates and margin projections, and assessment of the sensitivity analyses.

To test the estimate of fair value used in the goodwill impairment test, our procedures included, among others, assessing the appropriateness of management’s methodology. We assessed the historical accuracy of management’s forecasts by comparing them to actual results, compared management’s significant assumptions to current industry and economic trends, and performed sensitivity analyses to evaluate the impacts of changes in significant assumptions on the fair value of the reporting unit. In addition, we involved a specialist to assist with certain procedures, including evaluating the appropriateness of certain assumptions and the discounted cash flow model used, and the development of the discount rate. We also substantively tested the completeness and accuracy of data used in management’s estimate by agreeing it to source data.

/s/ Ernst & Young AB
We have served as the Company’s auditor since 2017.
Stockholm, Sweden
February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Veoneer, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Veoneer, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veoneer, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, cash flows and changes in equity for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young AB
Stockholm, Sweden
February 21, 2020

Veoneer, Inc.
Consolidated Statements of Operations
(U.S. DOLLARS IN MILLIONS)

		Year Ended December 31
(Dollar in millions, except per share amounts)		2019	2018	2017
Net sales	Note 3	$1,902	$2,228	$2,322
Cost of sales		(1,591)	(1,798)	(1,857)
Gross profit		311	430	466
Selling, general and administrative expenses		(189)	(156)	(110)
Research, development and engineering expenses, net		(562)	(466)	(375)
Goodwill impairment charge		—	—	(234)
Amortization of intangibles	Note 15	(20)	(23)	(37)
Other income, net		—	18	8
Operating loss		(460)	(197)	(283)
Loss from equity method investment	Note 12	(70)	(63)	(31)
Interest income		20	7	—
Interest expense		(12)	(1)	—
Other non-operating items, net		1	—	(1)
Loss before income taxes		(521)	(253)	(314)
Income tax expense	Note 19	(1)	(42)	(30)
Net loss		(522)	(294)	(344)
Less: Net loss attributable to non-controlling interest		(22)	(19)	(127)
Net loss attributable to controlling interest		$(500)	$(276)	$(217)

Net loss per share - basic	Note 20	$(4.92)	$(3.17)	$(2.49)
Net loss per share - diluted		$(4.92)	$(3.17)	$(2.49)

Weighted average number of shares outstanding, (in millions)	Note 20	101.62	87.16	87.13
Weighted average number of shares outstanding, assuming dilution (in millions)		101.62	87.16	87.13
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Statements of Comprehensive Loss
(U.S. DOLLARS IN MILLIONS)

	Year Ended December31
	2019	2018	2017
Net loss	$(522)	$(294)	$(344)
Other comprehensive (loss) income, before tax:
Change in cumulative translation adjustment	(24)	(9)	30
Net change in cash flow hedges	—	1	(9)
Pension liability	(3)	(4)	—
Other comprehensive (loss) income, before tax	(27)	(12)	21
Income tax benefit	2	1	—
Other comprehensive (loss) income, net of tax	(25)	(10)	21
Comprehensive loss	(547)	(304)	(323)
Less: Comprehensive loss attributable to non-controlling interest	(22)	(19)	(127)
Comprehensive loss attributable to controlling interest	$(525)	$(285)	$(196)
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		As of December 31
		2019	2018
Assets
Cash and cash equivalents		$859	$864
Short-term investments		—	5
Receivables, net	Note 9	253	376
Inventories, net	Note 10	144	172
Related party receivable	Note 22	11	64
Prepaid expenses and other contract assets		47	39
Other current assets		18	22
Assets held for sale	Note 6	317	—
Total current assets		1,649	1,543
Property, plant and equipment, net	Note 13	473	499
Operating lease right-of-use assets		100	—
Equity method investment	Note 12	87	101
Goodwill	Note 15	290	291
Intangible assets, net	Note 15	17	102
Deferred tax assets	Note 19	7	11
Investments		9	8
Other non-current assets		111	78
Total assets		$2,743	$2,632
Liabilities and equity
Accounts payable		$233	$369
Related party payables	Note 22	3	16
Accrued expenses	Note 11	192	193
Income tax payable		7	9
Other current liabilities		38	48
Liabilities held for sale	Note 6	118	—
Total current liabilities		591	636
4% Convertible Senior Notes due 2024	Note 5	160	—
Pension liability	Note 17	17	20
Deferred tax liabilities	Note 19	13	13
Operating lease non-current liabilities	Note 4	82	—
Financial lease non-current liabilities	Note 4	33	1
Other non-current liabilities		29	37
Total non-current liabilities		334	70
Equity
Common stock (par value $1.00, 325 million shares authorized, 111 million and 87 million shares issued and outstanding as of December 31, 2019 and 2018, respectively)		111	87
Additional paid-in capital		2,343	1,938
Accumulated deficit		(681)	(181)
Accumulated other comprehensive loss		(44)	(19)
Total Equity		1,729	1,826
Non-controlling interest		89	101
Total Equity and non-controlling interests		1,818	1,927
Total liabilities, Equity and non-controlling interests		$2,743	$2,632
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Statements of Cash Flow
(U.S. DOLLARS IN MILLIONS)

	Year Ended December 31
	2019	2018	2017
Operating activities
Net loss	$(522)	$(294)	$(344)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	115	111	119
Undistributed loss from equity method investments	70	63	31
Stock-based compensation	5	5	2
Contingent consideration write-down	—	(14)	(13)
Deferred income taxes	(6)	15	(11)
Goodwill impairment charge	—	—	234
Other, net	(11)	(29)	(29)
Change in operating assets and liabilities
Receivables, gross	43	58	12
Accounts payable	(56)	10	(11)
Related party receivable and payables, net	35	(46)	—
Income taxes	3	(40)	10
Inventories, gross	5	(22)	19
Accrued expenses	19	4	(9)
Prepaid expenses and contract assets	(15)	(6)	(1)
Other current assets and liabilities, net	(10)	6	(9)
Net cash used in operating activities	(325)	(179)	(1)
Investing activities
Net decrease / (increase) in related party notes receivable	—	76	(2)
Proceeds from sale of property, plant and equipment	2	4	7
Capital expenditures	(213)	(188)	(110)
Equity method investment	(58)	(71)	—
Short-term investments	5	(5)	—
Investment	(1)	—	—
Acquisition of intangible assets	—	(1)	—
Acquisition of businesses and interest in affiliates, net of cash acquired	—	—	(125)
Net cash used in investing activities	(265)	(185)	(230)
Financing activities
Issuance of common stock	403	—	—
Proceeds from long-term debt	210	—	—
Proceeds from short-term debt	22	—	—
Cash provided at separation by Former Parent	—	980	—
Net transfers from Former Parent	—	294	184
Net increase / (decrease) in related party short-term debt	1	1	(4)
(Decrease)/ increase in related party long-term debt	—	(49)	51
Net cash provided by financing activities	636	1,226	232
Effect of exchange rate changes on cash and cash equivalents	(16)	2	—
Increase in cash and cash equivalents	30	864	—
Cash and cash equivalents at beginning of year	864	—	—
Cash and equivalents at end of period, assets held for sale	(35)	—	—
Cash and cash equivalents at end of year	$859	$864	$—
Supplemental Disclosures:
Cash paid for income taxes	$11	$39	$30
Cash paid for interest	$4	$—	$—
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Statements of Changes in Equity
(U.S. DOLLARS IN MILLIONS)

	Common Stock	Additional Paid In Capital	Net Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at January 1, 2017	$—	$—	$877	$—	$(29)	$242	$1,089
Net loss	—	—	(217)	—	—	(127)	(344)
Net change in cash flow hedges	—	—	—	—	(9)	—	(9)
Foreign currency translation	—	—	—	—	30	7	37
Net transfers from Former Parent			184		—	—	184
Balance at December 31, 2017	$—	$—	$844	$—	$(8)	$122	$957
Adoption of ASC 606	$—	$—	$1	$—	$—	$—	1
Net loss	—	—	(95)	(181)	—	(19)	(294)
Net change in cash flow hedges	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	(9)	(1)	(10)
Pension liability	—	—	—	—	(3)	1	(2)
Reclassification of Former Parent's net investment and issuance of ordinary shares in connection with separation	87	1,935	(2,003)	—	—	—	19
Stock based compensation expense	—	3	—	—	—	—	3
Net transfers from Former Parent	—	—	1,253	—	—	(1)	1,252
Balance at December 31, 2018	$87	$1,938	$—	$(181)	$(19)	$101	$1,927
Net loss	—	—	—	(500)	—	(22)	(522)
Foreign currency translation	—	—	—	—	(24)	—	(24)
Pension liability net of tax	—	—	—	—	(1)	—	(1)
Stock based compensation expense	—	5	—	—	—	—	5
Issuance of common stock	24	379	—	—	—	—	403
Purchase of minority interest	—	(14)	—	—	—	14	—
Equity component of issuance of convertible notes, net of taxes (Note 5)	—	35	—	—	—	—	35
Dividend	—	—	—	—	—	(5)	(5)
Balance at December 31, 2019	$111	$2,343	$—	$(681)	$(44)	$89	$1,818
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
The Company has two operating segments, Electronics and Brake Systems. Electronics includes all electronics resources and expertise, Restraint Control Systems and Active Safety products. Brake Systems provides brake control and actuation systems.
The accompanying consolidated financial statements for the periods prior to the Spin-Off have been prepared from Autoliv’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently from Autoliv. Prior to the Spin-Off, Autoliv’s net investment in these operations (Net Former Parent Investment) is shown in lieu of a controlling interest’s equity in the audited consolidated financial statements. Subsequent to the Spin-Off and the related distribution of shares, Veoneer Common stock, Additional paid-in capital and future income (losses) were reflected in Retained earnings (Accumulated deficit). For periods prior to June 29, 2018, the Company’s financial statements are presented on a combined basis and for the periods subsequent to June 29, 2018, they are presented on a consolidated basis (the financial statements for all periods are referred to herein as "consolidated financial statements").
The audited consolidated financial statements include the historical operations, assets, and liabilities that were considered to comprise the Veoneer business. The allocations and estimates in the audited consolidated financial statements for the periods prior to the Spin-Off are based on assumptions that management of Autoliv and Veoneer believe are reasonable. However, the historical statements of operations, comprehensive loss, balance sheets, and cash flows of Veoneer included herein may not be indicative of what they would have been had Veoneer actually been a stand-alone entity during such periods, nor are they necessarily indicative of Veoneer's future results.
Amounts in related party notes receivable, related party short-term debt and related party long-term debt in the prior year’s consolidated financial statements have been reclassified into Other non-current assets, Other current liabilities and Other non-current liabilities, respectively, to conform to the current year presentation.
Certain amounts in the consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts.
Follow-on Offerings
On May 28, 2019, the Company completed follow-on public offerings of 24,000,000 shares of common stock and $207 million aggregate principal amount of 4.00% Convertible Senior Notes due 2024 (the “Notes”) (including $27 million aggregate principal amount pursuant to the underwriters’ over-allotment option to purchase additional notes). The public offering price for our common stock offering was $17.50 per share. The Company received net proceeds of approximately $403 million from the common stock offering and approximately $200 million from the Notes offering, in each case after deducting the underwriting discounts and issuance costs directly attributable to each offering.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Joint Venture with Nissin Kogyo
On June 14, 2019, the Company signed agreements with Nissin Kogyo, its joint venture partner in Veoneer Nissin Brake ("VNBS"), providing for certain structural changes to the joint venture and the funding of VNBS.
Pursuant to the agreements, Veoneer acquired Nissin Kogyo’s interests in the US operations of VNBS, referred to as Veoneer Brake Systems ("VBS"), and VNBS transferred or licensed the VNBS technologies necessary to operate the VBS business to VBS. VBS, including the transferred or licensed technologies, is a wholly-owned Veoneer business effective on the closing date, June 28, 2019. VNBS will also provide certain transition services to VBS.
Under the agreement, Nissin Kogyo provided guarantees for certain VNBS commercial loans corresponding to 49% of the funding Veoneer had previously unilaterally provided to VNBS. During the nine months ended September 30, 2019, Veoneer received approximately $20 million as debt repayment from VNBS.
Assets held for sale
On October 30, 2019, Veoneer signed agreements (the "Definitive Agreements") to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ") entities that comprise VNBS to its joint venture partner Nissin-Kogyo Co., Ltd., and Honda Motor Co., Ltd. The transaction was completed on February 3, 2020 under the Definitive Agreements, and the VNBS joint venture was terminated. See Note 6 "Assets held for sale" for additional information.
NOTE 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) and include the consolidated assets, liabilities, sales, and expenses of the Veoneer business as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017. All intercompany accounts and transactions within the Company have been eliminated from the consolidated financial statements. See Note 22, Relationship with Former Parent and Related Entities, for a further description of related party transactions between Autoliv and Veoneer.
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
Business Combinations
Transactions in which the Company obtains control of a business are accounted for according to the acquisition method as described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations. The assets acquired and liabilities assumed are recognized and measured at their fair values as of the date control is obtained. Acquisition related costs in connection with a business combination are expensed as incurred. Contingent consideration is recognized and measured at fair value at the acquisition date and until paid is re-measured on a recurring basis. It is classified as a liability in the consolidated balance sheet.
Equity Method Investments
Investments accounted for under the equity method, means that a proportional share of the equity method investment’s net income increases the investment, and a proportional share of losses and payment of dividends decreases it. In the Consolidated Statements of Operations, the proportional share of the net loss is reported as Loss from equity method investments.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e. price concessions or annual price adjustments) as estimated at contract inception. The variable consideration calculation involves management assumptions including the volume of light vehicle production, future sales volumes for specific parts, or future price concessions to be granted. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.
In addition, from time to time, Veoneer may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments, unless certain criteria are met, warranting capitalization. If the payments are capitalized, the amounts are recognized as a reduction of the transaction price as the related goods are transferred. As of December 31, 2019 and 2018, the Company capitalized $81 million and $62 million, respectively, in Other current assets and Other non-current assets related to payments to customers. The Company assesses these amounts for impairment. There were no impairments in 2019, 2018 or 2017.
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
The Company accounts for individual products separately if they are distinct (i.e., if a product is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration, including any price concession or annual price adjustments, is based on stand-alone selling prices for each of the products.
The Company recognizes revenue for production parts primarily at a point in time.
For production parts with revenue recognized at a point in time, the Company recognizes revenue upon transfer of control, which generally occurs upon shipment to the customers and transfer of title and risk of loss under standard commercial terms (typically F.O.B. shipping point). There are certain contracts where the criteria to recognize revenue over time have been met (e.g., there is no alternative use to the Company and the Company has an enforceable right to payment). In such cases, at period end, the Company recognizes revenue and a related asset and associated cost of goods sold and inventory. However, the financial impact of these contracts is immaterial considering the very short production cycles and limited inventory days on hand, which is typical for the automotive industry.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
The amount of revenue recognized is based on the purchase order price and adjusted for variable consideration (i.e. price concessions, annual price adjustments or payment to customers). Customers typically pay for the production parts based on customary business practices with payment terms averaging 30 days.
Contract balances
The contract assets relate to the Company’s rights to consideration for work completed but not billed (generally in conjunction with contracts for which revenue is recognized over time) at the reporting date on production parts. The contract assets are reclassified into the receivables balance when the rights to receive payments become unconditional. There have been no impairment losses recognized related to contract assets arising from the Company’s contracts with customers.
Contract Costs
As of December 31, 2019 and 2018, the Company has capitalized $12 million of direct and incremental contract costs incurred in connection with obtaining a contract with a customer. These costs will be amortized as the related goods are transferred.
Research, Development and Engineering (R,D&E)
The Company performs research activities to identify new products, product development activities for further product evolution, and engineering activities to customize existing products for specific customers. Research and development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to further customize existing products for specific customers. For the years ended December 31, 2019, 2018 and 2017 total reimbursements from customers were $103 million, $95 million and $72 million, respectively.
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
Stock Based Compensation
The compensation costs for all of the Company’s stock-based compensation awards are determined based on the fair value method as defined in ASC 718, Compensation-Stock Compensation. The Company records the compensation expense for its direct and allocated portion of awards under the Veoneer Stock Incentive Plan, including restricted stock units (RSUs), performance shares (PSs) and stock options (SOs), over the respective vesting period. For further details, see Note 18, Stock Incentive Plans.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
A substantial majority of the Company’s trade receivables are derived from sales to OEMs. The Company’s four largest customers accounted for 59% of net sales for 2019, 58% for 2018 and 62% for 2017. Additionally, as of December 31, 2019 and 2018, these four largest customers accounted for 39% and 52%, respectively, of the Company’s accounts receivable. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. The Company believes that credit risks are moderated by the financial stability of the Company’s major customers.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
The Company also entered into certain “build-to-suit” lease arrangements in 2017 with continuing impact into 2018 for certain manufacturing and research buildings. During 2018, one of the “build-to-suit” lease arrangements was completed and accounted for as a lease as of December 31, 2018. During 2019, the second build-to-suit lease arrangement was completed and accounted as a finance lease as of December 31, 2019.
Long-Lived Assets Impairment
The Company evaluates the carrying value and useful lives of long-lived assets when indications of impairment are evident or it is likely that the useful lives have decreased, in which case the Company depreciates the assets over the remaining useful lives. Impairment testing is primarily performed by using the cash flow method based on undiscounted future cash flows. Estimated undiscounted cash flows for a long-lived asset being evaluated for recoverability are compared with the respective carrying amount of that asset. If the estimated undiscounted cash flows exceed the carrying amount of the assets, the carrying amounts of the long-lived asset are considered recoverable and an impairment is not recorded. However, if the carrying amount of a group of assets exceeds the undiscounted cash flows, an entity must then estimate, generally using a discounted cash flow model the long-lived assets’ fair value to determine whether an impairment loss should be recognized.
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
The Company reviews goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment test was performed on December 31 in 2018 but the Company elected to change its annual impairment test date to October 31 in 2019.
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
The estimated fair value of the reporting unit is determined by the discounted cash flow method taking into account expected long-term operating cash-flow performance. The Company discounts projected operating cash flows using the reporting unit’s weighted average cost of capital, including a risk premium to adjust for market risk. The Company's assumptions in conducting its impairment testing include revenue growth rates, Earnings Before Income Tax ("EBIT") margin rate in the discrete and

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
terminal period and the discount rate applied to the future cash flows. The estimated fair value is based on automotive industry volume projections which are based on third-party and internally developed forecasts and discount rate assumptions. To supplement this analysis, the Company compares the market value of its equity, calculated by reference to the quoted market prices of its shares, to the estimated fair values of its reporting units.
In the fourth quarter of 2017, in connection with the annual impairment test, the Company recorded a goodwill impairment charge of $234 million relating to the Brake Systems Segment in the Consolidated Statements of Operations. There is no remaining goodwill related to the Brake Systems Segment after the impairment. There were no impairments of goodwill during 2019 and 2018.
Assets and liabilities held for sale
The Company classifies assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.
Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the Consolidated Balance Sheets. Additionally, depreciation is not recorded during the period in which the long-lived assets, included in the disposal group, are classified as held for sale.
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
For the Japan, Canada, and France plans, the amount recognized as a defined benefit liability is the net total of projected benefit obligation (PBO) minus the fair value of plan assets (if any). The plan assets are measured at fair value. The inputs to the fair value measurement of the plan assets are mainly level 2 inputs (see Note 8, Fair Value Measurements). Veoneer has considered the remaining plans to be part of a multiemployer plan with Autoliv and does not record a corresponding asset or liability. Pension expense was allocated and reported within Costs of sales, Selling, general and administrative expenses and Research, development and engineering expenses in the Consolidated Statements of Operations. The expense related to Veoneer employees and allocated expenses are included in these Consolidated Financial Statements.
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
Receivable and Liabilities in Non-Functional Currencies
Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction gains/(losses) that are reflected in the Consolidated Statements of Operations amounted to $2 million, $(2) million and $3 million in 2019, 2018 and 2017, respectively. These are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2016-02 in the annual period beginning January 1, 2019. The Company applied the modified retrospective transition method and elected the transition option to use the effective date January 1, 2019, as the date of initial application. The Company did not adjust its comparative period financial statements for effects of ASU 2016-02, and has not made the new required lease disclosures for periods before the effective date. The Company has recognized its cumulative effect transition adjustment as of the effective date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, have allowed the Company to carry forward the historical lease classification. The adoption of the new standard resulted in recording operating lease assets and lease liabilities of approximately $75 million as of January 1, 2019, which is shown in the table below. The adoption of the new lease standard did not have a material impact on the Company's Consolidated Statements of Operations or Statements of Cash Flows.

Balance Sheet	Balance at December 31 2018	Adjustments due to ASU 2016-02	Balance at January 1 2019
Assets
Right-of-use assets, operating leases	$—	$75	$75
Current liabilities
Other current liabilities	—	16	16
Non-current liabilities
Operating lease non-current liabilities	—	57	57
Equity
Accumulated deficit	(181)	—	(181)

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
Accounting Standards Issued But Not Yet Adopted
In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which provides improvements to ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Specifically, ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20, Measured at Amortized Cost, and states that impairment of receivables arising from operating leases should be accounted for in accordance with ASC Topic 842, Leases. The Company is required to adopt ASU 2018-19 concurrently with ASU 2016-13 in the first quarter of 2020. The Company does not expect ASU 2018-19 to have a material impact on its consolidated financial statements.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
In November 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606, which (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC Topic 606, Revenue from Contracts with Customers (Topic 606), when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in Topic 808 to align with Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606, (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The Company is required to adopt ASU 2018-18 in the first quarter of 2020. The Company does not expect ASU 2018-18 to have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and earlier adoption is permitted for annual periods beginning after December 15, 2018. The Company does not expect ASU 2016-13 to have a material impact on its consolidated financial statements.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 3. Revenue
Disaggregation of revenue
The Company has attributed net sales to the geographic area based on the location of the entity selling the final product. Of the net sales, exports from the U.S. to other regions amounted to approximately $175 million, $356 million and $159 million in 2019, 2018 and 2017, respectively.
In the following tables, revenue is disaggregated by primary region and products of revenue recognition.
Net Sales by Region

	Year Ended December 31
	2019			2018			2017
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$350	$312	$662	$424	$370	$794	$489	$362	$851
Americas	556	60	616	696	58	754	698	114	812
Europe	624	—	624	680	—	680	663	—	663
Total region sales	1,530	372	1,902	1,799	428	2,228	1,850	476	2,326
Less: intercompany sales	—	—	—	—	—	—	(1)	(3)	(4)
Total	$1,530	$372	$1,902	$1,800	$428	$2,228	$1,849	$473	$2,322
Net Sales by Products

	Year Ended December 31
	2019			2018			2017
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$822	$—	$822	$974	$—	$974	$1,073	$—	$1,073
Active Safety products	708	—	708	825	—	825	778	—	778
Brake Systems	—	372	$372	—	428	428	—	476	476
Total product sales	1,530	372	$1,902	1,799	428	2,228	1,850	476	2,326
Less: intercompany sales	—	—	—	—	—	—	(1)	(3)	(4)
Total net sales	$1,530	$372	$1,902	$1,800	$428	$2,228	$1,849	$473	$2,322
The following tables provide information about receivables and contract assets from contracts with customers.
Contract Balances with Customers

	As of December 31
	2019	2018
Receivables, net	$253	$376
Contract assets[1]	6	8
1 Included in prepaid expenses and other contract assets in the Consolidated Balance Sheets

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Changes in the contract asset balances during the period are as follows:
Change in Contract Balances with Customers1

Year Ended December 31
Contract assets	2019
Beginning balance	$8
Increases due to revenue recognized	25
Decreases due to transfer to receivables	(27)
Ending balance	$6
1The contract asset is determined at each period end, this table reflects the rollforward of the period end balance.

NOTE 4. Leases
The Company has operating and finance leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 month to 2 year(s). As of December 31, 2019 and 2018, assets recorded under finance leases included in Property, plant and equipment, net were $35 million and $16 million, respectively, and accumulated depreciation associated with finance leases was $2 million and $3 million as of December 31, 2019 and 2018, respectively.
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
The components of lease expense for the year ended December 31, 2019 were as follows:

Year Ended December 31
(Dollars in millions)	2019
Operating lease cost	$24
Finance lease cost
Amortization of right-of-use assets	3
Interest on lease liabilities	2
Total finance lease cost	5
Short-term lease cost	—
Variable lease cost	—
Total lease cost	$29
Other information related to leases for the year ended December 31, 2019 was as follows:

Supplemental Cash Flows Information	Year Ended December 31
(Dollars in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$22
Operating cash flows used for finance leases	2
Financing cash flows used for finance leases	2
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	52
Finance leases	33

As of December 31
(Lease term in years and discount rate)	2019
Weighted-average remaining lease term
Operating Leases	8
Finance Leases	11
Weighted-average discount rate
Operating leases	3.6%
Finance leases	4.9%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

(Dollars in millions)	Operating Leases	Finance Leases
2020	$22	$3
2021	18	4
2022	15	3
2023	13	4
2024	8	3
Thereafter	42	34
Total lease payments	118	51
Less imputed interest	17	17
Total lease liabilities	$101	$34
Lease obligations reported as of December 31, 2019 were as follows:

(Dollars in millions)	Operating Leases	Finance Leases
Other current liabilities	$18	$1
Lease liabilities - non current	82	33
Other current liabilities	1	—
Total lease liabilities	$101	$34
As of December 31, 2019, the Company has additional obligations of $1 million relating to operating leases, primarily for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment, that have not yet commenced. These operating leases will commence in 2020 with lease terms of 2 years to 5 years.
NOTE 5. Debt
The Company’s short and long-term debt consists of the following:

	As of December 31
(Dollars in millions)	2019	2018
Short-Term Debt:
Short-term borrowings	$3	$—
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	160	—
Other long-term borrowings	8	—
Total Debt	$171	$—

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Short-Term Debt:
Short -term debt is included in Other current liabilities in the Consolidated Balance Sheet.
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
The conversion rate is 44.8179 shares of common stock per $1,000 principal amount of the Notes (equivalent to an initial conversion price of approximately $22.3125 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company deliver a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or notice of redemption, as the case may be. In no event will the conversion rate per $1,000 principal amount of the Notes as a result of this adjustment exceed 57.1428 shares of common stock, as stipulated in the indenture.
The Company may not redeem the Notes prior to June 1, 2022. On or after this date, the Company may redeem for cash, shares or both all or any portion of the Notes, at our option, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
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
Holders may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2024 only under the following circumstances: (1) if the last reported sale price of the Company's common stock for at least 20 trading days, whether or not consecutive, during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the "trading price" (as defined in the indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the Consolidated and Balance Sheet and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate on the Notes is 10%. The equity component of the Notes of approximately $46 million is included in additional paid-in capital in the Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the Consolidated Balance Sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.
The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of December 31
(Dollars in millions)	2019	2018
Principal amount (face value)	$207	$—
Unamortized issuance cost	(5)	—
Unamortized debt discount	(42)	—
Net Carrying value	$160	$—
The Company recognized total interest expense related to the Notes of approximately $10 million for the year ended December 31, 2019.
The estimated fair value of the Notes was $205 million as of December 31, 2019. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 8, Fair Value Measurements.
NOTE 6. Assets Held for Sale
In 2019, the Company started exploring strategic options for non-core product lines in the Brake System segment. In the fourth quarter of 2019, management committed and approved a plan to sell VNBS (VNBJ and VNBZ). The Company expects to sell these entities within one year from management's approval of the plan. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of December 31, 2019 and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in no impairment charge for the year end December 31, 2019. The assets and liabilities associated with the transaction are separately classified as held for sale in the consolidated balance sheet as of December 31, 2019 and depreciation of long-lived assets ceased on October 30, 2019. The planned divestiture did not meet the criteria for presentation as a discontinued operation.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Assets and liabilities held for sale are summarized as follows:

(Dollars in millions)	As of December 31
Assets held for sale	2019
Cash and cash equivalents	35
Receivables, net	58
Inventories, net	17
Property, plant and equipment, net	126
Intangible assets, net	66
Other current assets	15
Total assets held for sale	$317
Liabilities held for sale
Accounts payable	50
Accrued expenses	20
Related party short-term debt	12
Pension liability	8
Other current liabilities	28
Total liabilities held for sale	$118

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
The net assets acquired as of the acquisition date amounted to $17 million. The fair values of identifiable assets acquired consisted of Intangible assets of $4 million and Goodwill of $13 million, and the fair value of liabilities assumed consisted of Other current liabilities was less than a $1 million. Acquired Intangibles consisted of the fair value of background IP (patent & technical know-how). The useful life of the IP is five years and will be amortized on a straight-line basis. The recognized goodwill primarily reflects the valuation of the acquired workforce of specialist engineers.
NOTE 8. Fair Value Measurements
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of December 31, 2019 and 2018 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying obligation and no swaps have a maturity beyond six months. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied because the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
During the first quarter of 2018, foreign exchange forward contracts designated as cash flow hedges of certain external purchasing were terminated. The loss associated with such termination was not material.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Consolidated Balance Sheets. The nominal value of the derivatives not designated as hedging instruments was $291 million and $103 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the derivatives not designated as hedging instruments was a liability of $1 million and an asset of less than $1 million, respectively.
Gains and losses on derivative financial instruments reported in Other non-operating items, net in the Consolidated Statements of Operations, were a loss of $1 million for the years ended December 31, 2019 and 2018, and a gain of $1 million for the year ended December 31, 2017.
Contingent consideration - The fair value of the contingent consideration relating to the MACOM acquisition on August 17, 2015 is re-measured on a recurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. The Company adjusted the fair value of the earn-out liability to $14 million during 2017 based on actual revenue levels to date as well as changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period. Income of approximately $13 million was recognized within other income in the Consolidated Statements of Operations during the year ended December 31, 2017 due to the decrease in the contingent consideration liability. The remaining fair value of the earn-out liability of $14 million as of December 31, 2017 was fully released to and recognized within Other income during the year ended December 31, 2018, driven by changes in the estimated probability of different revenue scenarios for the remaining contractual earn-out period such that management no longer believes that there are any scenarios under which the earn-out criteria could be met. Management has updated its analysis as of December 31, 2019 and continues to believe that the fair value of the contingent consideration is $0 million.
Items Measured at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. No such measurements were made in the current period.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of December 31, 2019, Veoneer has contributed a total of $10 million to the fund. For the years ended December 31, 2019 the Company has received a distribution of $2 million from the fund.
The carrying amounts reflected in the Consolidated Balance Sheet in Investments for the AutoTech Fund I, L.P approximates its fair values.
NOTE 9. Receivables

	As of December 31
(Dollars in millions)	2019	2018
Receivables	$256	$378
Allowance at beginning of year	(2)	(2)
Reversal of allowance	1	—
Addition to allowance	(2)	—
Allowance at end of year	(3)	(2)
Total receivables, net of allowance	$253	$376
The Company receives bank notes generally maturing within six months from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
As of December 31, 2019, the Company had entered into arrangements with financial institutions and sold $81 million of factored trade receivables without recourse and $37 million of bank notes without recourse, which qualify as sales as all rights to the trade and notes receivable have passed to the financial institution. There were no factoring arrangements as of December 31, 2018.
As of December 31, 2019, the Company had $26 million of trade notes receivables which remain outstanding and will mature within the first quarter of 2020. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The fair value of the guaranteed notes receivables in China is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $26 million as of December 31, 2019.
During the year ended December 31, 2018, the Company entered into arrangements with financial institutions and factored trade receivables of $10 million in France and bank notes of $9 million in China. They were accounted for as secured borrowings with pledged collateral and recorded in the Consolidated Balance Sheets within “Receivable, net” and “Other current liabilities.”

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 10. Inventories

	As of December 31
(Dollars in millions)	2019	2018
Raw material	$99	$108
Work in progress	8	15
Finished products	62	71
Inventories	$169	$194
Inventory reserve at beginning of year	$(23)	$(27)
Reversal of reserve	1	1
Addition to reserve	(4)	(3)
Write-off against reserve	1	5
Translation difference	—	1
Inventory reserve at end of year	$(25)	$(23)
Total inventories, net of reserve	$144	$172

NOTE 11. Accrued Expenses

	As of December 31
(Dollars in millions)	2019	2018
Operating related accruals	$43	$55
Employee related accruals	76	66
Customer pricing accruals	39	39
Product related liabilities[1]	15	16
Other accruals	19	18
Total Accrued Expenses	$192	$193
1 As of December 31, 2019 and 2018, $8 million and $14 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
NOTE 12. Equity Method Investment
As of December 31, 2019, the Company has one equity method investment.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
During the year ended December 31, 2019, Veoneer contributed SEK 550 million (approximately $58 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.
During the year ended December 31, 2018, Veoneer contributed SEK 600 million (approximately $71 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.
The profit and loss attributed to the investment is shown in Loss from equity method investment in the Consolidated Statements of Operations. Veoneer’s share of Zenuity’s loss for the years ended December 31, 2019, 2018 and 2017 was $70 million, $63 million and $31 million, respectively. As of December 31, 2019 and 2018, the Company’s equity investment in Zenuity amounted to $87 million and $101 million, respectively, after consideration of foreign exchange movements.
Certain summarized Income Statement information of Zenuity is shown below (dollars in millions):

	Year Ended December 31
	2019	2018	2017
Net sales	$4	$5	$5
Gross profit	—	—	—
Operating loss	(138)	(125)	(61)
Loss before income taxes	(138)	(125)	(61)
Net loss	$(139)	$(125)	$(61)

We are currently in discussions with our Zenuity joint venture partner regarding the development priorities of Zenuity in light of the market shift toward autonomous vehicle solutions and are presently evaluating our strategic and business plans for Zenuity, as well as its ongoing funding needs. The outcome of these discussions will influence the level of funding and participation of Veoneer in Zenuity, as well as future sharing of intellectual property and IP licenses and may result in a different strategy, focus, structure and/or purpose of Zenuity or implementation of other strategic options being reviewed. The Company continually monitors the carrying value of its investment based upon these discussions.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 13. Property, Plant and Equipment

	As of December 31
(Dollars in millions)	2019	2018	Estimated life (years)
Land and land improvements	$—	$21	n/a to 15
Machinery and equipment	634	662	3-8
Buildings	103	111	20
Construction in progress	195	177	n/a
Property, plant and equipment	$932	$971
Less accumulated depreciation	(459)	(472)
Net of accumulated depreciation	$473	$499

	Year Ended December 31
DEPRECIATION INCLUDED IN	2019	2018	2017
Cost of sales	$59	$62	$58
Selling, general and administrative expenses	4	3	2
Research, development and engineering expenses, net	32	22	22
Total	$95	$88	$82
The net book value of machinery, equipment, buildings and land under finance lease contracts was $33 million and $13 million as of December 31, 2019 and 2018, respectively.
NOTE 14. Other Comprehensive Loss

	Year Ended December 31
(Dollars in millions)	2019	2018	2017
Other Comprehensive Loss[1]
Cumulative translation adjustments	$(34)	$(10)	$(2)
Net gain (loss) of cash flow hedge derivatives	—	—	(1)
Pension liability, net of tax	(10)	(9)	(6)
Total (ending balance)	$(44)	$(19)	$(8)
Deferred taxes on the pension liability	3	1	—
1The components of Other Comprehensive Loss are net of any related income tax effects.

NOTE 15. Goodwill and Intangible Assets
Intangible assets as of December 31, 2019 and 2018, were as follows (dollars in millions):

Electronics Segment
Goodwill
Carrying amount at January 1, 2018	$292
Translation differences	(1)
Carrying amount at December 31, 2018	291
Translation differences	(1)
Carrying amount at December 31, 2019	$290

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

	As of December 31
Amortizable Intangible	2019	2018
Gross carrying amount	$147	$263
Translation differences	(1)	1
Accumulated amortization	(129)	(161)
Carrying value	$17	$102
As of December 31, 2019, the carrying value of the amortizable intangible of $17 million was related to the technology asset category. The carrying value of $102 million at December 31, 2018, $71 million was related to the technology asset category and $31 million was related to the contractual relationships asset category.
The Company recorded approximately $20 million, $23 million and $37 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017, respectively. The Company currently estimates future amortization expenses to be $7 million for 2020, $6 million for 2021 and $4 million for 2022.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

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
The table below summarizes the change in product related liabilities in the Consolidated Balance Sheets.

	As of December 31
(Dollars in millions)	2019	2018
Reserve at beginning of the year	$16	$22
Change in reserve	1	10
Cash settlements	(2)	(15)
Transfers	—	(1)
Reserve at end of the year	$15	$16
As of December 31, 2019 and 2018, provisions and cash paid primarily relate to recall and warranty related issues. The decrease in the reserve balance as of December 31, 2019 compared to the prior year was mainly due to recall related issues offset by the cash payments for warranties and product liabilities. Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of December 31, 2019 and 2018, $8 million and $14 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Guarantees
The Company provided lease guarantees to Zenuity of $7 million and $8 million as of December 31, 2019 and 2018, respectively. These represent the maximum potential amount of future undiscounted payments that Veoneer could be required to make under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreements between 2020 and 2022.
Commitments
Unconditional Purchase Obligation and Other Non-current liabilities
During the year ended December 31, 2018, the Company entered into an unconditional purchase obligation of $10 million which was paid in 2019. This amount was reimbursed by Zenuity. There are no obligations other than short-term obligations related to inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

NOTE 17. Retirement Plans
Defined Benefit Pension Plans
The defined benefit pension plans impacting the Veoneer financial results include the following:
Existing Veoneer Plans which are comprised of plans in Japan, Canada, and France, Transferred Veoneer Plans which are comprised of plans in Germany, India, Japan, and South Korea, and Autoliv Sponsored Plans which are comprised of plans in Sweden and the U.S.
The combination of the Existing Veoneer Plans and Transferred Veoneer Plans has resulted in a total pension expense of $4 million, $4 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

Changes in Benefit Obligations and Plan Assets

	As of December 31
(Dollars in millions)	2019	2018
Benefit obligation at beginning of year	$76	$74
Service cost	4	5
Interest cost	1	2
Actuarial (gain) loss	6	(2)
Benefits paid	(2)	(2)
Settlement	—	(3)
Other	—	4
Translation difference	1	(2)
Held for sale	(32)	—
Benefit obligation at end of year	$54	$76
Fair value of plan assets at beginning of year	$54	$60
Actual return on plan assets	6	(2)
Company contributions	2	4
Benefits paid	(2)	(2)
Settlements	—	(3)
Other	—	(1)
Translation difference	1	(2)
Held for sale	(24)	—
Fair value of plan assets at year end	$37	$54
Funded status recognized in the balance sheet	$(17)	$(22)

Components of Net Periodic Benefit Cost Associated with the Defined Benefit Retirement Plan

	Year Ended December 31
(Dollars in millions)	2019	2018	2017
Service cost	$4	$5	$5
Interest cost	1	2	1
Expected return on plan assets	(2)	(2)	(2)
Amortization of actuarial loss	1	—	—
Net periodic benefit cost	$4	$4	$5
The service cost and amortization of prior service cost components are reported among employee compensation costs in the Consolidated Statements of Operations. The remaining components (interest cost, expected return on plan assets and amortization of actuarial loss) are reported in Other non-operating items, net in the Consolidated Statements of Operations.
The estimated prior service cost and net actuarial loss that will be amortized from other comprehensive income into net benefit cost over the next fiscal year is immaterial. The estimated net periodic benefit cost for 2020 is $4 million.
Components of Accumulated other Comprehensive Income Before Tax

	As of December 31
(Dollars in millions)	2019	2018
Net actuarial loss (gain)	$7	$10
Total accumulated other comprehensive loss recognized in the balance sheet	$7	$10

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

Changes in Accumulated Other Comprehensive Income Before Tax

	As of December 31
(Dollars in millions)	2019	2018
Total retirement benefit recognized in accumulated other comprehensive income at beginning of year	$10	$7
Held for sale	2	—
Net actuarial loss (gain)	2	3
Amortization of actuarial loss	(1)	—
Translation difference	—	(1)
Other	—	1
Total retirement benefit recognized in accumulated other comprehensive income at end of year	$13	$10
The accumulated benefit obligation for the Veoneer defined benefit pension plans as of December 31, 2019 and 2018 was $48 million and $67 million, respectively.
Pension Plans for Which Accumulated Benefit Obligation (ABO) Exceeds the Fair Value of Plan Assets

	As of December 31
(Dollars in millions)	2019	2018
Projected Benefit Obligation (PBO)	$54	$76
Accumulated Benefit Obligation	$48	$67
Fair value of plan assets	$37	$54
Veoneer, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.
 Assumptions Used to Determine the Benefit Obligation

	As of December 31
	2019	2018
	Weighted average
Discount rate	1.86%	2.14%
Rate of increases in compensation level	4.33%	4.39%
 Assumptions Used to Determine the Net Periodic Benefit Cost for Years Ended December 31

	Year Ended December 31
	2019	2018	2017
	Weighted average		Range
Discount rate	2.14%	2.06%	0.50-3.90
Rate of increases in compensation level	4.39%	4.30%	2.00-5.00
Expected long-term rate of return on assets	3.49%	3.81%	0.75-6.00
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

identify an asset mix that Veoneer believes will provide the most attractive returns. Long-term return forecasts for each asset class using historical data and other qualitative considerations to adjust for projected economic forecasts are used to set the expected rate of return for the entire portfolio.
The Company made contributions to its pension plans of approximately $2 million and $4 million for the year ended December 31, 2019 and 2018, respectively. In addition, the Company expects to contribute $2 million to its pension plans in 2020.
Fair Value of Total Plan Assets

	As of December 31
ASSETS CATEGORY IN % WEIGHTED AVERAGE	2019	2018
Equity securities	70.0%	36.0%
Debt instruments	21.0%	12.0%
Other assets	9.0%	52.0%
Total	100.0%	100.0%

The following table summarizes the fair value of the defined benefit pension plan assets:

	As of December 31
(Dollars in millions)	2019	2018
Assets
Equity
U.S. Large Cap	$10	$7
Non-U.S. Equity	16	13
Non-U.S. Bonds
Corporate	5	3
Aggregate	3	4
Insurance Contracts	—	24
Other Investments	3	4
Total	$37	$54
The fair value measurement level within the fair value hierarchy (see Note 8, Fair Value Measurements) is based on the lowest level of any input that is significant to the fair value measurement. Plan assets are classified as Level 1 with exception of the Insurance Contracts which are classified as Level 2 in the table above.
The estimated future benefit payments for the pension benefits reflect expected future service, as appropriate. The amount of benefit payments in a given year may vary from the projected amount, especially as certain plans include lump sum benefit payments, and the lump sum amounts may vary with market interest rates.

Pension Benefits Expected Payments	Amount
2020	$2
2021	$2
2022	$2
2023	$2
2024	$3
Years 2025-2029	$16

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

Autoliv Sponsored Plans
Prior to certain legal decisions or plan amendments, Veoneer employees in Sweden and in the U.S. participated in the following Autoliv-sponsored multiemployer plans:

Country	Name of Defined Benefit Plans
Sweden	ITP plan
U.S.	Autoliv ASP, Inc. Pension Plan
Autoliv ASP, Inc. Excess Pension Plan
Autoliv ASP, Inc. Supplemental Pension Plan
On April 1, 2018, it was determined that the assets, liabilities, and associated accumulated other comprehensive income (loss) of the Sweden plan for all Veoneer employees included in the Sweden plan will remain with Autoliv and benefits will be paid out of that plan in the future upon retirement. The allocation to capture the Company’s specific defined benefit plans expense and contributions prior to the plans amendment for the years ended December 31, 2018 and 2017were less than $1 million and $1 million, respectively.
On June 29, 2018, it was also determined that the assets, liabilities, and associated accumulated other comprehensive income (loss) of the U.S. plan for all Veoneer employees included in the U.S. plan will remain with Autoliv and benefits will be paid out of that plan in the future upon retirement. The Veoneer employees were considered to be participating in the Autoliv sponsored plan through June 29, 2018 at which date the plan was amended to freeze the accrual of benefits for any Veoneer employees. The U.S. plan resulted in less than $1 million of defined benefit plan expense and contributions made allocated to Veoneer for the year ended December 31, 2018.
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
Post-Retirement Benefits Other Than Pension
Veoneer currently provides post-retirement health care and life insurance benefits to eligible Canadian employees. The plan is an unfunded plan with a benefit obligation of $3 million and $4 million as of December 31, 2019 and 2018, respectively. The net periodic benefit cost and impact on accumulated other comprehensive income related to the plan are immaterial.
In addition to the existing benefit obligation from the Canadian medical plan, the Company also assumed less than $1 million in benefit obligations transferred from Autoliv’s U.S. medical plan as of June 29, 2018 in connection with the Spin-Off.
Defined contribution plans
Veoneer recorded charges for contributions to the defined contribution plans of $5 million, $2 million and $1 million for December 31, 2019, 2018 and 2017, respectively.
NOTE 18. Stock Incentive Plan
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
During 2019 under the Company’s long-term incentive (LTI) program, certain employees received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs for the grants was 158,331 RSUs and 126,037 PSs at 100% target.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

During 2019 under the Company’s LTI program, certain non-employee directors received 39,886 RSUs with dividend equivalent rights.
The RSUs granted during 2019 will vest on the first, second or third anniversary of the grant date, subject to the grantee’s continued employment or service with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs and PSs granted in 2019 were calculated by using the closing stock price on the grant dates. The grant date fair value for the RSUs and PSs, granted during 2019 was $6 million.
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
The conversion that occurred on the Distribution Date was based on the following:
•Stock Options (SOs) - A number of SOs comprising 50% of the value of the outstanding SOs calculated immediately prior to the Spin-Off continued to be applicable to Autoliv common stock. A number of SOs comprising the remaining 50% of the pre-spin value were replaced with options to acquire shares of Veoneer common stock.
•Restricted Stock Units (RSUs) - A number of RSUs comprising 50% of the value of the outstanding RSU calculated immediately prior to the Spin-Off continued to be applicable to Autoliv common stock. A number of RSUs comprising the remaining 50% of the pre-spin value were replaced with RSUs with underlying Veoneer common stock.
•Performance Shares (PSs) - Outstanding PSs were converted to time-based RSUs and were treated in the same manner as other outstanding RSUs (as described above) on the Distribution Date. The number of outstanding PSs were converted based on:
–The level of actual achievement of performance goals for each outstanding PS for the period between the first day of the performance period and December 31, 2017 (the “Performance Measurement Date”), referred to as “Level of Performance-to-Date”, and
–The greater of the Level of Performance-to-Date and estimated target performance level (i.e., 100%) for the period between the Performance Measurement Date and the last day of the performance period.
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
Veoneer recognized total stock (RSUs, PSs and SOs) compensation cost of $5 million, $5 million and $2 million, in the Consolidated Statements of Operations, for the years ended December 31, 2019, 2018 and 2017, respectively. These costs include amounts for individuals specifically identifiable to the Veoneer business as well as an allocation of costs attributable to individuals in corporate functions for the periods prior to the Spin-Off and Veoneer employees subsequent to the Spin-Off. Veoneer has unrecognized compensation cost for Veoneer employees of $5 million related to non-vested awards for RSUs and

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

the weighted average period over which this cost is expected to be recognized is approximately 1.4 years. There is no compensation cost recognized for stock options.
A summary of RSUs activity is presented below:

Number of RSUs
RSUs[1]
Outstanding as of December 31, 2018	593,994
Granted	198,217
Shares issued	(226,922)
Cancelled/Forfeited/Expired	(63,826)
Outstanding as of December 31, 2019	501,463
1RSUs presented in this table represent Veoneer awards, including those held by Autoliv employees.
The weighted average fair value per share at the grant date for RSUs during the years ended December 31, 2019, 2018 and 2017 was $26.19, $42.88 and $31.98, respectively. The grant date fair value for RSUs vested in 2019 was $5 million.

A summary of PSs activity is presented below:

Number of PSs
PSs
Outstanding at December 31, 2018	—
Granted	126,037
Cancelled/Forfeited	(3,175)
Outstanding at December 31, 2019	122,862
The weighted average fair value per share at the grant date for PSs during the years ended December 31, 2019 was $29.17. There are no PSs outstanding as of December 31, 2018.

Number of Options
SOs[1]
Outstanding at December 31, 2018	325,584
Exercised	(19,260)
Cancelled/Forfeited/Expired	(22,793)
Outstanding as of December 31, 2019	283,531
1SOs presented in this table represent Veoneer awards, including those held by Autoliv employees.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

The following summarizes information about stock options outstanding and exercisable as of December 31, 2019:

	Number Outstanding[1]	Remaining Contract life (in years)
EXERCISE PRICES
$13.51	18,612	0.13
$20.25	21,266	2.15
$20.91	42,933	3.14
$22.04	14,089	1.15
$28.67	78,525	4.14
$34.25	108,106	5.13
	283,531	3.81
1SOs presented in this table represent Veoneer awards, including those held by Autoliv employees.
The total aggregate intrinsic value, which is the difference between the exercise price and $15.62 (closing price per share as of December 31, 2019), for all “in the money” stock options, both outstanding and exercised as of December 31, 2019, was less than $1 million.
NOTE 19. Income Taxes

(Dollars in millions)	Year Ended December 31
Loss before income taxes	2019	2018	2017
U.S.	$(230)	$(54)	$(200)
Non-U.S.	(291)	(199)	(114)
Total	$(521)	$(253)	$(314)

(Dollars in millions)	Year Ended December 31
Provision for income taxes	2019	2018	2017
Current
Non-U.S.	$7	$22	$40
Deferred
U.S. federal	(9)	(4)	(1)
State	2	—	—
Non-U.S.	1	24	(9)
Total income tax expense	$1	$42	$30

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

(Dollars in millions)	Year Ended December 31
Effective income tax rate	2019	2018	2017
U.S. federal income tax rate	$(109)	$(53)	$(110)
Foreign tax rate variances	(8)	1	9
State taxes, net of federal benefit	(6)	—	(2)
Tax credits	(7)	(9)	(10)
Change in Valuation Allowances	120	79	62
Non-Controlling Interest	2	3	21
Earnings of equity investments	15	13	7
Withholding taxes	4	5	4
Goodwill impairment	—	—	13
Change in U.S. tax rate	—	—	35
Convertible debt	(10)	—	—
Other, net	—	3	2
Provision for income taxes	$1	$42	$30
The 2019 income tax expense of $1 million includes a $10 million income tax benefit related to domestic losses incurred during the year ended December 31, 2019. The deferred tax liability is a result of the issuance of the Convertible Senior Notes and recorded as a component of APIC is treated as a source of income in fiscal 2019 and a resulting benefit recorded in continuing operations.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Act makes broad and complex changes to the U.S. tax code, including reducing the U.S. federal corporate income tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred and creates new taxes on certain foreign sourced earnings. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 allows for a measurement period in which companies can either use provisional estimates for changes resulting from the Tax Act or apply the tax laws that were in effect immediately prior to the Tax Act being enacted if estimates cannot be determined at the time of the preparation of the financial statements until the actual impacts can be determined. The Company has completed the Company’s accounting for the effects on the Company’s existing deferred tax balances. Due to the full valuation allowance related to the Company’s U.S. operations, the impact to deferred taxes had a net zero impact to the Company except as it relates to a deferred tax liability related to tax deductible goodwill which resulted in a benefit of $4 million recorded for the year ended December 31, 2018 which is reflected as a change in valuation allowances. Pursuant to the Tax Matters Agreement entered into with Autoliv in connection with the Spin-Off, Autoliv is the primarily obligor on all taxes which relate to any period prior to April 1, 2018. Consequently, the Company is not liable for any transition taxes under the Tax Act.
The law generally referred to as the Tax Cuts and Jobs Act (the “Tax Act”) created a new requirement that certain Global Intangible Low Taxed Income (“GILTI”) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred or to factor such amounts into the Company’s measurement of deferred taxes. The Company has determined that it will treat the impact of GILTI as a period cost. The Tax Act also included other provisions effective in 2018, designated as (1) foreign derived intangible income (“FDII”), (2) interest disallowance and (3) base erosion anti-abuse tax (“BEAT”), that were considered in the income tax provision for the year ended December 31, 2019.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows:

(Dollars in millions)	As of December 31
Deferred taxes	2019	2018
Assets
Provisions	$42	$39
Costs capitalized for tax	1	1
Acquired intangibles	12	20
Tax receivables, principally net operating loss carryforward	130	74
Credits	8	2
Right of Use Assets	29	—
Other	4	3
Deferred tax assets before allowances	$226	$139
Valuation allowances	(179)	(125)
Total	$47	$14
Liabilities
Property, plant and equipment	(9)	(9)
Distribution taxes	(4)	(7)
Convertible Senior Notes	(10)	—
Lease Liabilities	(30)	—
Total	$(53)	$(16)
Net deferred tax asset (liability)	$(6)	$(2)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2019, the Company had net operating loss carryforwards (NOL’s) of approximately $582 million, of which approximately $539 million have no expiration date. The remaining losses expire on various dates through 2029. The Company also has $8 million of U.S. Research and Development Credit carry forwards, which expire on various dates through 2039.
The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. In the fourth quarter of 2018, one of the Company’s Asian subsidiaries entered into a long-term development contract which will result in projected losses in that jurisdiction.  While this entity has historically been profitable, the Company has determined that, given the projected losses along with indications that there may be a slowdown in this jurisdiction, it is no longer more likely than not that its deferred tax assets in the jurisdiction will be realizable and therefore has recorded a full valuation allowance against this entity’s deferred tax assets. Valuation allowances have been established for the Company’s US, Sweden, China, France and Japan operations. Such allowances are provided against each entity’s net deferred tax assets, primarily NOL’s, due to a history of cumulative losses or changes to projected future earnings which would support the recognition of the net deferred tax assets.
The Company has recorded a deferred tax asset of $7 million and $11 million as of December 31, 2019 and 2018, respectively, and deferred tax liabilities of $13 million as of December 31, 2019 and 2018, in the Consolidated Balance Sheets.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

The following table summarizes the activity related to the Company’s valuation allowances:

(Dollars in millions)	As of December 31
Valuation Allowances Against Deferred Tax Assets	2019	2018
Allowances at beginning of year	$125	$150
Benefits reserved current year	102	83
Settlement of tax matters with Former Parent[1]	—	(101)
Change in Tax rate /impact of U.S. tax reform	—	(4)
Translation difference	(1)	(3)
Held for sale	(47)	—
Allowances at end of year	$179	$125
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
The Company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. Taxing jurisdictions significant to Veoneer include Canada, China, France, Germany, India, Japan, South Korea, Sweden and the U.S. Open tax years related to these taxing jurisdictions remain subject to examination and could result in additional tax liabilities. In general, the Company’s affiliates are no longer subject to income tax examinations by foreign tax authorities for years before 2014.
Since the Company’s operations were generally part of an existing Autoliv legal entity through April 1, 2018 or June 30, 2018 (depending on the jurisdiction), the existing Autoliv legal entity was the primary obligor and is responsible for handling any income tax audit and settling any audits with the taxing authority. For historic stand-alone Autoliv entities that were transferred to Veoneer, Autoliv had agreed to indemnify Veoneer for any taxes incurred for periods prior to April 1, 2018 subject to the terms of the Tax Matters Agreement. To the extent that the Company has accrued a liability for an uncertain tax position related to a period prior to the separation, such liabilities were settled with Former Parent on the last day the Company was part of the Former Parent’s group and were relieved through the Parent company investment.
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. As of December 31, 2019, the Company had recorded $4 million for unrecognized tax benefits. The total unrecognized tax benefits as of December 31, 2019 is classified as non-current tax payable included in Other Non-Current Liabilities in the Consolidated Balance Sheets.
Approximately $2 million of these reserves would impact income tax expense if released into income. The Company does not expect a change to its unrecognized tax benefits in the next twelve months.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in millions)	As of December 31
Unrecognized Tax Benefits	2019	2018
Unrecognized tax benefits at beginning of year	$2	$2
Increases as a result of tax positions taken during the current period	2	2
Settlement with net former parent	—	(2)
Total unrecognized tax benefits at end of year	$4	$2
The Company's deferred tax liability for unremitted foreign earnings was $4 million as of December 31, 2019. The $4 million deferred tax liability represented our estimate of the foreign tax cost associated with our preliminary estimate of $47 million of foreign earnings that are not considered to be permanently reinvested. The Company has not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of December 31, 2019.  Accordingly, no provision has been made for foreign withholding or

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were paid to us as dividends.
NOTE 20. Loss Per Share
Basic earnings per share is computed by dividing net earnings for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted earnings per share by application of the treasury stock method. In periods when the Company has a net loss, equity incentive awards are excluded from the denominator in the Company's calculation of earnings per share as their inclusion would have an antidilutive effect. The following table sets forth the computation of basic and diluted loss per share for the year ended December 31, 2019, 2018 and 2017.

(U.S. dollars in millions, except per share amounts)	Year Ended December 31
	2019	2018	2017
Numerator:
Basic and diluted:
Net loss attributable to common shareholders	$(500)	$(276)	$(217)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	101.62	87.16	87.13
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)	101.62	87.16	87.13

Basic loss per share	$(4.92)	$(3.17)	$(2.49)
Diluted loss per share	$(4.92)	$(3.17)	$(2.49)

To avoid antidilutive effects, the Company excluded equity incentive awards of 287,326 and 446,821 shares for the year ended December 31, 2019 and 2018, respectively, and for the year ended December 31, 2017, the shares excluded were zero.
The Company may settle the conversions of the Notes in cash, shares of the Company's common stock or any combination thereof at its election. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if the Company elected to settle the conversion wholly in shares. See Note 5, Debt. Due to anti-dilutive effects, the Company excluded potential convertible shares due to the Notes of 5,515,548 shares for the year ended December 31, 2019 and zero for the years ended December 31, 2018 and 2017 from the diluted loss per share calculations.
NOTE 21. Segment Information
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

Key financial measures reviewed by the Company’s CODM are as follows:

(Dollars in millions)	Year Ended December 31
(Loss)/Income Before Income Taxes	2019	2018	2017
Electronics	$(324)	$(116)	$(14)
Brake Systems	(64)	(30)	(247)
Segment operating loss	(388)	(146)	(261)
Corporate and other	(72)	(51)	(22)
Interest and other non-operating items, net	9	7	(1)
Loss from equity method investment	(70)	(63)	(31)
Loss before income taxes	$(521)	$(253)	$(314)

(Dollars in millions)	Year Ended December 31
Capital Expenditures	2019	2018	2017
Electronics	$153	$132	$79
Brake Systems	60	56	31
Total capital expenditures	$213	$188	$110

(Dollars in millions)	Year Ended December 31
Depreciation and Amortization	2019	2018	2017
Electronics	$83	$72	$80
Brake Systems	32	38	39
Total depreciation and amortization	$115	$111	$119

(Dollars in millions)	As of December 31
Segment Assets	2019	2018
Electronics	$2,495	$2,400
Brake Systems	526	507
Intersegment assets	(278)	(275)
Total assets	$2,743	$2,632

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:
In 2019: Customer A 23%, Customer B 16%, Customer C 11% and Customer D 10%
In 2018: Customer A 21%, Customer B 17% and Customer C 11% .
In 2017: Customer A 21%, Customer B 17%, Customer C 12% and Customer D 12%.

(Dollars in millions)	As of December 31
Long-lived Assets	2019	2018
Asia	$133	$283
Americas	457	368
Europe	504	438
Total	$1,094	$1,089
Long-lived assets in the U.S. amounted to $383 million and $315 million for 2019 and 2018, respectively. For 2019 and 2018 $115 million and $117 million, respectively, of the long-lived assets in the U.S. refer to intangible assets, principally from acquisition goodwill.
NOTE 22. Relationship with Former Parent and Related Entities
Prior to the Spin-Off, Veoneer had been managed and operated in the normal course of business with other affiliates of Autoliv. Accordingly, certain shared costs had been allocated to Veoneer and reflected as expenses in the stand-alone consolidated financial statements. Veoneer management considered the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of Autoliv attributable to Veoneer for purposes of the stand-alone financial statements; however, the expenses reflected in the consolidated financial statements may not be indicative of the actual expenses that would have been incurred during the periods presented if Veoneer historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the consolidated financial statements may not be indicative of expenses that will be incurred in the future by Veoneer.
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
Transactions with Related Parties
Veoneer and Autoliv entered into a Transition Services Agreement (TSA) under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. For the year ended December 31, 2019 and 2018, Veoneer recognized $5 million and $7 million, respectively, of expenses under the TSA, and there were no TSA costs for the year ended December 31, 2017.
Throughout the periods covered by the consolidated financial statements, Veoneer sold finished goods to Autoliv and Nissin Kogyo, the 49% owner in VNBS (a 51% owned subsidiary). Related party sales during the years ended December 31, 2019, 2018 and 2017 amounted to $101 million, $121 million and $148 million, respectively. Related party purchases of component products during the years ended December 31, 2019, 2018 and 2017 amounted to $16 million, $22 million and $25 million, respectively. Furthermore, engineering services relating to passive safety electronics have been rendered to Autoliv amounting to $1 million for both years ended December 31, 2019 and 2018, and engineering services relating to passive safety electronics received from Autoliv amounting to $2 million and $1 million the years ended December 31, 2019 and 2018, respectively.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

Related Party Balances
Amounts due to and due from related party components as summarized in the below table:

(Dollars in millions)	As of December 31
RELATED PARTY	2019	2018
Related party receivable	$11	$64
Related party notes receivable	$—	$1
Related party payables	$3	$16
Related party short term debt	$1	$1
Related party long-term debt	$—	$13
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
Cash Management and Financing
Prior to the Spin-Off, Veoneer participated in Autoliv’s centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems operated by Autoliv. Cash receipts were transferred to centralized accounts also maintained by Autoliv. As cash was disbursed and received by Autoliv, it was accounted for by Veoneer through the Net Former Parent investment. All short-term and long-term debt was financed by Autoliv or by Nissin Kogyo and financing decisions for wholly and majority owned subsidiaries were determined by Autoliv’s corporate treasury operations. On the Distribution Date, Veoneer held approximately $1 billion of cash and cash equivalents. Upon the Spin-Off, Veoneer created its own corporate treasury operations.
NOTE 23. Summary Quarterly Financial Data (Unaudited)
The following table presents summary unaudited quarterly financial data:

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

	2019				2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in Millions, Except Per Share Amounts)
Net sales	$495	$489	$462	$456	$594	$572	$526	$535
Gross profit	85	77	73	76	112	112	99	109
Operating loss	(128)	(137)	(122)	(72)	(16)	(48)	(58)	(75)
Loss before income taxes	(142)	(152)	(136)	(91)	(30)	(63)	(70)	(90)
Net loss	(148)	(142)	(139)	(93)	(37)	(66)	(72)	(119)
Net loss attributable to controlling interest	$(137)	$(133)	$(133)	$(96)	$(32)	$(63)	$(68)	$(114)
Per Share Data:
Basic loss per share	$(1.57)	$(1.39)	$(1.20)	$(0.87)	$(0.36)	$(0.72)	$(0.78)	$(1.31)
Diluted loss per share	$(1.57)	$(1.39)	$(1.20)	$(0.87)	$(0.36)	$(0.72)	$(0.78)	$(1.31)

NOTE 24. Subsequent Events
On October 30, 2019, Veoneer signed a Definitive Agreements to sell its 51% ownership in VNBJ and VNBZ entities that comprise VNBS to its joint venture partner Nissin-Kogyo Co., Ltd., and Honda Motor Co., Ltd. The aggregate purchase price was $176 million. The divestiture of VNBJ and VNBZ was structured as two separate transactions each of which was completed on February 3, 2020.
The transaction was completed on February 3, 2020 under the Definitive Agreements, and the VNBS joint venture was terminated.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by Item 10 will be contained under the caption "Proposal 1 - Election of Directors" in the 2020 Proxy Statement to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated herein by reference thereto.

The information required pursuant to Item 405 of Regulation S-K to be included in this Item 10 will be contained under the caption "Delinquent Section 16(a) Reports" in the 2020 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated herein by reference thereto.
Item 11. Executive Compensation
The information required under this Item 11 will appear under the captions "Board Compensation," "Compensation Discussion and Analysis", "Executive Compensation" and related discussion and disclosure thereto, in the 2020 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information pursuant to Item 403 of Regulation S-K to be included in this Item 12 will appear under the captions "Security Ownerships of Certain Beneficial Owners and Management" in the 2020 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.´
Shares Previously Authorized for Issuance Under the 2018 Stock Incentive Plan
The following table provides information as of December 31, 2019, about the common stock that may be issued under the Veoneer, Inc. Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights[2]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)[3]
Equity compensation plans approved by security holders[1]	907,856	$13.51	2,765,797
Equity compensation plans not approved by security holders	—	$—	—
Total	907,856	$13.51	2,765,797
1Veoneer, Inc. 2018 Stock Incentive Plan (Stock Options and Restricted Stock Units (RSUs)).
2Excludes RSUs which convert to shares of common stock for no consideration.
3All such shares are available for issuance pursuant to grants of full-value stock awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item will appear under the captions "Proposal 1 - Election of Directors", "Relationships and Related Party Transactions" and related discussion and disclosure thereto, in the 2020 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.
Item 14. Principal Accountant Fees and Services
The information required under this item will appear under the captions "Fees of Independent Auditors," and "Audit Committee Pre-Approval Policies and Procedures" and related discussion and disclosure thereto, in the 2020 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (filing date May 29, 2019).
4.4*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.2	Tax Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 2, 2018.
10.3
Amended and Restated Master Transition Services Agreement between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 2, 2018.

10.4
Joint Venture Agreement, dated April 18, 2017, between Volvo Car Corporation and Autoliv Development AB regarding Zenuity AB, incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed June 4, 2018.**

10.5
Amendment Agreement by and between Volvo Car Corporation and Veoneer Sweden AB regarding Zenuity, entered into October 1, 2019, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 23, 2019.

10.6
Joint Venture Agreement, dated March 7, 2016, by and among Autoliv ASP, Inc., Autoliv AB, Autoliv Holding, Inc. and Nissin Kogyo Co., Ltd., Nissin Kogyo Holdings USA, Inc. and Zhongshan Nissin Industry Co., Ltd., incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed May 21, 2018.

10.7
VNBA Separation Agreement, dated June 14, 2019, by and among Nissin Kogyo Co., Ltd., Veoneer AB and Veoneer US, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

10.8
Amendment to Joint Venture Agreement, dated June 28, 2019, by and among Nissin Kogyo Co., Ltd., Veoneer AB and Veoneer US, Inc. incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

Exhibit No.	Description
10.9*	Share Purchase Agreement (VNBJ), dated October 30, 2019, by and among Veoneer AB, Honda Motor Co., Ltd. and Nissin Kogyo Co., Ltd.
10.10*	Share Purchase Agreement (VNBZ), dated October 30, 2019, by and among Veoneer AB, Honda Motor Co., Ltd. and Nissin Kogyo Co., Ltd.
10.11*	Amendment and Termination of the Joint Venture Agreement, dated October 30, 2019, by and among Nissin
10.12+
Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed May 21, 2018.

10.13+
Addendum to Employment Agreement, dated August 20, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 25, 2018).

10.14+
Severance Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed May 21, 2018).

10.15
Amendment, dated June 10, 2019, to Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

10.16+
Amendment, dated June 10, 2019, to Addendum to Employment Agreement, dated August 20, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

10.17+
Employment Agreement, effective as of December 20, 2017, by and between Veoneer, Inc. and Mathias Hermansson, incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed May 21, 2018).

10.18+
Agreement of Resignations Conditions, effective December 20, 2018, by and between Veoneer, Inc. and Mathias Hermansson, incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed February 22, 2019.

10.19+
Employment Agreement, effective January 8, 2019, by and between Veoneer, Inc. and Mats Backman, incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 22, 2019.

10.20+
Change-in-Control Severance Agreement, effective January 8, 2019, by and between Veoneer, Inc. and Mats Backman, incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed February 22, 2019.

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

10.24+
Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Art Blanchford, incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 filed May 21, 2018.

10.25+
Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Mikko Taipale, incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 filed May 21, 2018.

10.26*+	Mutual Separation Agreement, dated September 12, 2019, by and between Veoneer, Inc. and Mikko Taipale.
10.27+
Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Steven Rodé, incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 filed May 21, 2018.

Exhibit No.	Description
10.28+
Employment Agreement, effective November 13, 2018, by and between Veoneer, Inc. and Nishant Batra, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2019.

10.29*+	Change-in-Control Severance Agreement, effective as of December 9, 2019, by and between Veoneer, Inc. and Nishant Batra.
10.30+
Employment Agreement, effective March 12, 2019, by and between Veoneer, Inc. and Per Skytt, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

10.31+
Employment Agreement, dated November 15, 2018, by and between Veoneer, Inc. and Takayoshi Matsunaga, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed October 23, 2019.

10.32+
Form of Indemnification Agreement between Veoneer, Inc. and its officers and directors, incorporated herein by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed July 2, 2018.

10.33+	Veoneer, Inc. 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed July 27, 2018.
10.34*+	Form of Employee performance share grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan.
10.35*+	Form of Employee restricted stock unit agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan.
10.36+	Form of Veoneer, Inc. Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed July 27, 2018.
10.37+
Form of Non-Employee Director restricted stock unit grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed July 27, 2018.

10.38+	Veoneer, Inc. Non-Qualified Retirement Plan, incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed July 27, 2018.
10.39
Cooperation Agreement, dated May 24, 2018, among Autoliv, Inc., Veoneer, Inc. and Cevian Capital II GP Limited, incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed June 4, 2018.

10.40
Form of Support Agreement among Autoliv, Inc., Veoneer, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed June 4, 2018.

10.41
License and Supply Agreement by and between Velodyne LiDAR, Inc. and Veoneer US, Inc., dated January 7, 2019. incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2019.***

21*	List of Subsidiaries.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Loss: (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flow; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the inline XBRL document).
* Filed herewith.
+ Management contract or compensatory plan

** Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.
*** Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request.
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 21, 2020
VEONEER, INC.
(Registrant)
By: /s/ Mats Backman
Mats Backman
Chief Financial Office
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 21, 2020.

Title	Name
Chairman of the Board of Director, Chief Executive Officer and President (Principal Executive Officer)	/s/ Jan Carlson Jan Carlson

Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	/s/ Mats Backman Mats Backman

Director	/s/ Robert W. Alspaugh Robert W. Alspaugh

Director	/s/ Mary Louise Cummings Mary Louise Cummings

Director	/s/ Mark Durcan Mark Durcan

Director	/s/ James M. Ringler James M. Ringler

Director	/s/ Kazuhiko Sakamoto Kazuhiko Sakamoto

Director	/s/ Jonas Synnergren Jonas Synnergren

Director	/s/ Wolfgang Ziebart Wolfgang Ziebart

Report of Independent Auditors
To the Board of Directors
Zenuity AB
We have audited the accompanying consolidated financial statements of Zenuity AB, which comprise the consolidated balance sheets as of December 31, 2018, and the related consolidated income statements, statements of changes in equity and cash flow statements for the year ended 2018 and for the period from April 18, 2017 through December 31, 2017, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zenuity AB at December 31, 2018, and the consolidated results of its operations and its cash flows for the year ended December 31, 2018 and for the period from April 18, 2017 through December 31, 2017 in conformity with the Annual Accounts Act and the Swedish Accounting Standards Board’s generally accepted accounting principles BFNAR 2012:1 Annual Report and consolidated accounts (K3).
Accounting principles generally accepted in Sweden (K3) vary in certain respects from accounting principles generally accepted in the United States of America (US GAAP). In Note 24 to the consolidated financial statements is a reconciliation from K3 to US GAAP.

/s/ Ernst & Young AB
Gothenburg, Sweden
February 22, 2019

Zenuity AB
Corporate identity number 559073-6871

Consolidated financial statements
For the financial year January 1 2019 - December 31 2019

Zenuity AB
Corporate identify number 559073-6871

Income statement

		1 January 2019-	1 January 2018-
Amounts in TSEK	Note	31 December 2019	31 December 2018
Net sales		35,017	39,193
Cost of services sold		(32,727)	(36,629)
Gross profit		2,290	2,564
Selling and administrative expenses	4	(79,767)	(57,714)
Research and development expenses		(1,246,241)	(1,043,988)
Other operating income	3	20,453	24,426
Other operating expenses	7	(5,687)	(7,790)
Operating loss	5,6,8	(1,308,952)	(1,082,502)
Profit/loss from financial items
Interest income and similar profit/loss items	9	4,800	4,326
Interest expense and similar profit/loss items	10	(4,964)	(3,432)
Loss after financial items		(1,309,116)	(1,081,608)
Loss before tax		(1,309,116)	(1,081,608)
Tax expense for the year	11	(6,848)	(4,417)
Net loss for the year		(1,315,964)	(1,086,025)

Zenuity AB
Corporate identify number 559073-6871

Balance sheet

Amounts in TSEK	Note	31 December 2019	31 December 2018
ASSETS
Non-current assets
Intangible assets
Capitalized expenditures for software and similar	12	15,089	18,490
Concessions, patents, licenses, trademarks and similar rights	13	212,752	245,976
		227,841	264,466
Property, plant and equipment
Leasehold improvements	14	18,181	3,290
Equipment, plant and machinery	15	154,806	141,550
		172,987	144,840
Financial assets
Deferred tax asset	17	39,652	49,611
Other long-term receivables	18	15,626	15,379
		55,278	64,990
Total non-current assets		456,106	474,296
Current assets
Current receivables
Receivables from owners		14,252	22,520
Other receivables		42,433	35,044
Prepaid expenses and accrued income	19	119,848	104,256
		176,533	161,820
Cash and bank balances
Cash and bank	22	325,654	498,020
		325,654	498,020
Total current assets		502,187	659,840
TOTAL ASSETS		958,293	1,134,136

Zenuity AB

Corporate identify number 559073-6871

Balance sheet

Amounts in TSEK	Note	31 December 2019	31 December 2018
EQUITY AND LIABILITIES
Equity
Share capital	20	500	500
Other capital contributed		3,620,297	2,520,297
Translation reserve		6,582	3,935
Retained earnings incl. loss for the year		(2,930,573)	(1,614,609)
		696,306	909,623
		696,806	910,123
Provisions
Deferred tax liability	17	40,262	51,134
		40,262	51,134
Current liabilities
Accounts payable - trade		49,592	35,935
Liabilities to owners		1,356	19,717
Current tax liability		10,401	6,071
Other liabilities		24,234	21,502
Accrued expenses and deferred income	21	135,642	89,654
		221,225	172,879
TOTAL EQUITY AND LIABILITIES		958,293	1,134,136

Zenuity AB
Corporate identify number 559073-6871

Statement of changes in equity

31 December 2018
Amounts in TSEK	Share capital	Other capital contributed*	Translation reserve	Retained earnings incl. loss for the year*	Total equity
Opening balance	500	1,320,297	(3,587)	(528,584)	788,626
Net loss for the year				(1,086,025)	(1,086,025)
Foreign currency translation differences	—	—	7,522	—	7,522

Transactions with owners
Issue of ordinary shares		—	—	—
Shareholders’ contribution received		1,200,000	—	—	1,200,000
At year end	500	2,520,297	3,935	(1,614,609)	910,123

•Definitions of equity has been adjusted in FS 2018 to be in accordance with Swedish GAAP for consolidated reporting

31 December 2019
Amounts in TSEK	Share capital	Other capital contributed	Translation reserve	Retained earnings incl. loss for the year*	Total equity
Opening balance	500	2,520,297	3,935	(1,614,609)	910,123
Net loss for the year				(1,315,964)	(1,315,964)
Foreign currency translation differences	—	—	2,647	—	2,647

Transactions with owners
Shareholders’ contribution received	—	1,100,000	—	—	1,100,000
At year end	500	3,620,297	6,582	(2,930,573)	696,806

Zenuity AB
Corporate identify number 559073-6871

Cash flow statement

		1 January 2019-	1 January 2018-
Amounts in TSEK		31 December 2019	31 December 2018
Operating activities
Loss after financial items		(1,309,116)	(1,081,608)
Adjustments for non-cash items, etc.	23	113,239	93,061
Income tax paid		(7,758)	(346)
Cash flow from operating activities before working capital changes		(1,203,635)	(988,893)
Increase(-)/Decrease(+) of current receivables		(10,396)	(27,713)
Increase(+)/Decrease(-) of current liabilities		44,016	49,613
Cash flow from operating activities		(1,170,015)	(966,993)
Investing activities
Acquisition of property, plant and equipment		(86,941)	(76,965)
Disposal of property, plant and equipment		778	286
Acquisition of intangible assets		(18,253)	(36,376)
Acquisition of financial assets		(247)	(6,859)
Cash flow from investing activities		(104,663)	(119,914)
Financing activities
Received shareholders’ contribution		1,100,000	1,200,000
Cash flow from financing activities		1,100,000	1,200,000
Cash flow for the year		(174,678)	113,093
Cash and cash equivalents at the beginning of the year		498,020	384,136
Exchange rate differences in cash and cash equivalents		2,312	791
Cash and cash equivalents at the end of the year	22	325,654	498,020

Zenuity AB
Corporate identify number 559073-6871

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
Amortisation
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

Zenuity AB
Corporate identify number 559073-6871
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

Zenuity AB
Corporate identify number 559073-6871
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

Zenuity AB
Corporate identify number 559073-6871
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
Termination benefits are accounted for as a provision at the earlier of the date:
a) when the Group can no longer withdraw the offer of those benefits; or
b) when the entity recognizes costs for a restructuring that involves the payment of termination benefits.
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

Zenuity AB
Corporate identify number 559073-6871

Note 3	Other operating income

	1 January 2019-	1 January 2018-
	31 December 2019	31 December 2018
Exchange rate gains on operating receivables/liabilities	5,855	2,571
Rental income	3,781	6,920
Other	10,816	14,935
	20,453	24,426

Note 4	Audit fees and expenses

	1 January 2019	1 January 2018-
	31 December 2019	31 December 2018
EY
Audit services	390	340
Audit services in excess of the audit engagement	—	18
Tax consultancy	292	693

Shanghai Mingyu Certified Public Accounts Co., Ltd
Audit services	10	13

Audit services refer to the legally required examination of the annual report and the book-keeping, the Board of Director's management and other audit and examinations agreed-upon or determined by contract.
This includes other work assignments which rest upon the Company's auditor to conduct, and advising or other support justified by observations in the course of examination or execution of such other work assignments.

Note 5	Employees, personnel costs and remunerations to Board of Directors

Average number of employees

	1 January 2019-	whereof	1 January 2018-	whereof
	31 December 2019	men	31 December 2018	men
Sweden	412	80%	349	81%
Germany	102	81%	80	84%
US	85	84%	65	84%
China	10	77%	-	—%
Total	609	81%	494	82%

Zenuity AB
Corporate identify number 559073-6871
Disclosure of gender distribution in the management of the Group

	31 December 2019	31 December 2018
	Proportion of women	Proportion of women
Board of Directors	—%	—%
Other senior management	14%	25%

Salaries, other remunerations and social security expenses, including pension expenses

	1 January 2019-	1 January 2018-
	31 December 2019	31 December 2018
Salaries and remunerations	462,388	358,952
Social security expenses	155,664	122,578
(of that pension expenses)[1]	(49,774)	(32,371)
1Of the Company’s pension expenses 782 TSEK (589 TSEK) relate to the Managing Director.

Salaries and other remunerations divided between board members et al. and other employees

	1 January 2019		1 January 2018
	31 December 2019		31 December 2018
	Board of Directors and Managing Director	Other employees	Board of Directors and Managing Director	Other employees
Salaries and other remunerations	2,773	459,615	2,325	356,627
(of that bonuses)	(489)	(7,490)	(369)	(2,798)
Severance pay
The Managing Director has a notice period of 6 months and he is entitled to 6 months severance payment in case of termination from the Company. For all other in the leadership team the notice period is 3 months from the employee and 6 months from the company without severance payment.

Zenuity AB
Corporate identify number 559073-6871

Note 6	Depreciation, amortisation and impairment of property, plant and equipment and intangible assets

	1 January 2019-	1 January 2018-
	31 December 2019	31 December 2018
Depreciation and amortisation divided by asset
Capitalized expenditures for software and similar	(3,401)	(3,947)
Concessions, patents, licenses, trademarks	(51,521)	(48,117)
Leasehold improvements	(2,127)	(380)
Equipment, plant and machinery	(56,366)	(39,802)
	(113,415)	(92,246)
Out of total depreciation of 113,415 TSEK (92,246 TSEK), 111,830 TSEK (90,746 TSEK) is related to R&D and 1,585 TSEK (1,500 TSEK) is related to S&A.

Note 7	Other operating expenses

	1 January 2019-	1 January 2018-
	31 December 2019	31 December 2018
Exchange rate losses on operating receivables/liabilities	(5,687)	(7,627)
Capital losses	—	(163)
	(5,687)	(7,790)

Note 8	Operating lease

Lease contracts where the Group is the lessee

	31 December 2019	31 December 2018
Future minimum lease payments regarding non-cancellable operating lease contracts
Within one year	39,355	34,616
Between one and five years	135,466	121,895
Later than five years	113,792	135,353
	288,613	291,864

	1 January 2019-	1 January 2018-
	31 December 2019	31 December 2018
The financial year’s recognized lease expenses	39,051	33,916
The main part of the lease expense refer to expenses regarding office rent.

Zenuity AB
Corporate identify number 559073-6871

Note 9	Interest income and similar profit/loss items

	1 January 2019-	1 January 2018-
	31 December 2019	31 December 2018
Interest income, other	4,800	4,326
	4,800	4,326

Note 10	Interest expense and similar profit/loss items

	1 January 2019-	1 January 2018-
	31 December 2019	31 December 2018
Interest expense, other	(4,964)	(3,432)
	(4,964)	(3,432)

Note 11	Tax expense for the year

	1 January 2019-	1 January 2018-
	31 December 2019	31 December 2018
Current tax expense	(6,848)	(4,417)
	(6,848)	(4,417)
Reconciliation of effective tax rate

	1 January 2019-		1 January 2018-
	31 December 2019		31 December 2018
	Percent	Amount	Percent	Amount
Loss before tax		(1,309,116)		(1,081,608)
Tax according to current tax rate for the parent Company	21,4%	280,151	22,0%	237,954
Non-deductible depreciation	(0.8)%	(10,245)	(0,9)%	(10,244)
Other non-deductible depreciation	—%	(314)	—%	(171)
Increase of loss carry-forward without corresponding recognized deferred tax	(21,0)%	(274,892)	(21.4)%	(231,484)
Tax attributable to earlier years	(0,1)%	(1,347)	—%	—
Effect due to other tax rates and tax regulations	—%	(201)	—%	(472)
Reported effective tax	(0.5)%	(6,848)	(0.4)%	(4,417)

Zenuity AB
Corporate identify number 559073-6871

Note 12	Capitalized expenditures for software and similar

	31 December 2019	31 December 2018
Accumulated acquisition costs
At the beginning of the year	24,233	27,479
Additions	—	850
Reclassifications	—	(4,402)
Translation differences during the year	—	306
At the end of the year	24,233	24,233
Accumulated amortization
At the beginning of the year	(5,743)	(3,757)
Reclassifications	—	1,946
Amortization during the year	(3,401)	(3,947)
Translation differences during the year	—	15
At the end of the year	(9,144)	(5,743)
Carrying amount at the end of the year	15,089	18,490

Note 13	Concessions, patents, licenses, trademarks and similar rights

	31 December 2019	31 December 2018
Accumulated acquisition costs
At the beginning of the year	323,183	283,059
Additions	18,253	35,603
Reclassifications	—	4,519
Translation differences during the year	173	2
At the end of the year	341,609	323,183
Accumulated amortization
At the beginning of the year	(77,207)	(26,888)
Reclassifications	—	(2,151)
Amortization during the year	(51,521)	(48,117)
Translation differences during the year	(129)	(51)
At the end of the year	(128,857)	(77,207)
Carrying amount at the end of the year	212,752	245,976

Zenuity AB
Corporate identify number 559073-6871

Note 14	Leasehold improvements

	31 December 2019	31 December 2018
Accumulated acquisition costs
At the beginning of the year	3,842	2,108
Additions	17,218	1,674
Translation differences during the year	(215)	60
At the end of the year	20,845	3,842
Accumulated depreciation
At the beginning of the year	(553)	(158)
Depreciation during the year	(2,127)	(380)
Translation differences during the year	15	(15)
At the end of the year	(2,665)	(553)
Carrying amount at the end of the year	18,181	3,290

Note 15	Equipment, plant and machinery

	31 December 2019	31 December 2018
Accumulated acquisition costs
At the beginning of the year	197,826	121,388
Additions	69,723	75,428
Disposals	(934)	(619)
Reclassifications	—	(117)
Translation differences during the year	937	1,746
At the end of the year	267,552	197,826
Accumulated depreciation
At the beginning of the year	(56,276)	(16,018)
Reversed depreciation on disposals	212	164
Reclassifications	—	20
Depreciation during the year	(56,366)	(39,802)
Translation differences during the year	(315)	(640)
At the end of the year	(112,745)	(56,276)
Carrying amount at the end of the year	154,806	141,550

Zenuity AB
Corporate identify number 559073-6871

Note 16	Participation in group companies

	31 December 2019	31 December 2018
Accumulated acquisition costs
At the beginning of the year	105,288	103,888
Acquisitions	—	1,400
At the end of the year	105,288	105,288
Specification of the Parent Company’s participation in group companies

	31 December 2019
Subsidiary / Corp. Id. No. / Registered office	Number of shares	Share in % i)	Carrying amount	Total Equity	Profit/loss for the year
Zenuity GmbH, HRB 228080, Unterschleissheim	25,000	100.0	48,068	69,966	7,466
Zenuity Inc, 81-4350409, Delaware	100	100.0	55,820	76,142	8,061
Zenuity Software Technology Co. Ltd, Shanghai	—	100.0	1,400	2,189	766
Acquisitions during 2017 and 2019
Zenuity GmbH and Zenuity Inc. were founded during 2017 and were contributed to Zenuity AB via contribution in kind from the joint owners. Zenuity Software Technology Co. Ltd was founded in 2018 and Zenuity AB made during 2018 a capital contribution to Zenuity Software Technology Co. Ltd of 1,400 TSEK.

Zenuity AB
Corporate identify number 559073-6871

Note 17	Deferred taxes

2019-12-31
	Deferred	Deferred	Change
	tax asset	tax liability	Net
Significant temporary differences
Capitalized expenditures for developments	—	1,409	(1,409)
Concessions, patents, licenses	—	35,558	(35,558)
Equipment	—	3,295	(3,295)
Tax-rebate related to acquisition of assets	39,652	—	39,652
Deferred tax asset/liability	39,652	40,262	(610)

	Carrying	Tax base	Temporary
	amount		difference
Significant temporary differences attributable to deferred tax asset
Tax-rebate related to acquisition of assets	39,652	—	(39,652)
	39,652	—	(39,652)
Significant temporary differences attributable to deferred tax liability
Capitalized expenditures for developments	6,777	—	6,777
Concessions, patents, licenses	171,078	—	171,078
Equipment	15,080	—	15,080
	192,935	—	192,935

Zenuity AB
Corporate identify number 559073-6871

2018-12-31
	Deferred	Deferred	Change
	tax asset	tax liability	Net
Significant temporary differences
Capitalized expenditures for developments	—	1,743	(1,743)
Concessions, patents, licenses	—	44,007	(44,007)
Equipment	—	5,384	(5,384)
Tax-rebate related to acquisition of assets	49,611	—	49,611
Deferred tax asset/liability	49,611	51,134	(1,523)

	Carrying	Tax base	Temporary
	amount		difference
Significant temporary differences attributable to deferred tax asset
Tax-rebate related to acquisition of assets	49,611	—	(49,611)
	49,611	—	(49,611)
Significant temporary differences attributable to deferred tax liability
Capitalized expenditures for developments	8,328	—	8,328
Concessions, patents, licenses	210,557	—	210,557
Equipment	25,568	—	25,568
	244,453	—	244,453
Taxable loss carry-forward amounts to 2,840,111 TSEK (1,555,605 TSEK).

Note 18	Other long-term receivables

	31 December 2019	31 December 2018
Accumulated acquisition costs
At the beginning of the year	15,379	8,520
Paid rental deposit	—	7,409
Repaid rental deposit	—	(671)
Translation differences during the year	247	121
At the end of the year	15,626	15,379
Carrying amount at the end of the year	15,626	15,379

Zenuity AB
Corporate identify number 559073-6871

Note 19	Prepaid expenses and accrued income

	31 December 2019	31 December 2018
Prepaid services according to supplier agreements	110,542	92,226
Prepaid rent	6,464	5,782
Accrued income	2,842	5,156
Other items	—	1,092
	119,848	104,256

Note 20	Number of shares and quotient value

	31 December 2019	31 December 2018
Ordinary shares:
Number of shares	500,000	500,000
Quotient value	1	1

Note 21	Accrued expenses and deferred income

	31 December 2019	31 December 2018
Accrued personnel expenses	85,657	62,410
Accrued consultant expenses	19,978	14,249
Prepaid revenue	4,221	5,801
Other items	25,786	7,194
	135,642	89,654

Note 22	Cash equivalents

	31 December 2019	31 December 2018
The following sub-components are included in cash equivalents:
Bank balance	325,654	498,020
	325,654	498,020

Zenuity AB
Corporate identify number 559073-6871

Note 23	Other disclosures to the cash flow statement
Adjustments for items not included in the cash flow etc.

	1 January 2019-	1 January 2018-
	31 December 2019	31 December 2018
Depreciation and amortization	113,415	92,246
Unrealized exchange rate differences	(176)	678
Capital gain/loss on sale of non-current assets	—	137
	113,239	93,061

Note 24	Information about the business, company, group and formation
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
Owners
Zenuity AB is a joint venture owned by Veoneer Sweden AB (50%), Vårgårda, Corp ID no 559131-0841, and Volvo Personvagnar AB (50%), Corp ID no 556074-3089, Göteborg. Due to that no owner holds more than 50 % of the votes, Zenuity AB is not part of any parent group.
Purchases and sales from and to owners
Of the Group’s total purchases and sales in SEK, 10% (12%) of the purchases and 100% (100%) of the sales refer to owner companies.
All transactions with the owners are made at arm’s length.
For information regarding the contributions from the owners, see separate section below.
Information regarding the formation of the Group
Zenuity AB was created and registered in 2016 but started its business on April 18, 2017 when the joint owners contributed cash of 1,000,555 TSEK and contributed in kind at a fair value of 319,742 TSEK. The contribution included intellectual property rights, software, fixed assets, personnel, personnel related debt and shares in Zenuity GmbH and Zenuity Inc. The Company has treated the contribution as an asset acquisition. Most of the contributed assets have a tax value of zero resulting in temporary differences between book values and tax values. See further Note 17 for specification of the current temporary differences.
During 2018 the joint owners have each contributed cash of 600,000 TSEK. During 2019 the joint owners have each contributes cash of 550,000 TSEK.

Zenuity AB
Corporate identify number 559073-6871

Note 25	Reconciliation between Swedish GAAP and US GAAP
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
As described in Note 8, Zenuity records all lease expense on a straight line basis. Therefore, the expense recognition is consistent with how the operating leases would be accounted for under US GAAP for operating leases. Therefore there is no adjustment to the financial statements.
Below we present a reconciliation describing the main differences between Swedish GAAP and US GAAP for Zenuity AB consolidated financial statements.

	1 January 2019-	1 January 2018-
SEK million	31 December 2019	31 December 2018
NET LOSS BASED ON SWEDISH GAAP	(1316,0)	(1086,0)

NET LOSS BASED ON US GAAP	(1316,0)	(1086,0)

SEK million	31 December 2019	31 December 2018
SHAREHOLDERS’ EQUITY BASED ON SWEDISH GAAP	696,8	910,1
Reversal of 2017 tax impact	—	6,9
Goodwill	924,6	924,6
SHAREHOLDERS’ EQUITY BASED ON US GAAP	1621,4	1841,6

Zenuity AB
Corporate identify number 559073-6871
Goodwill and reversal of 2017 taxes
Zenuity management assessed that the contributions from the owners that formed the JV were contributions of assets that did not comprise a business under the Swedish GAAP definition of a business. Under US GAAP, management concluded that the assets and employees contributed to the JV constituted a business as defined in ASC 805. Management assessed two general approaches a joint venture might consider when recognizing those assets: (1) a fair value approach or (2) a carryover basis approach. Management determined that the fair value approach is the most appropriate as the contributing companies are not related parties and that the fair value is determinable as a valuation was performed in connection with the contributions. There may be different approaches to determine the fair value. Management determined that a “Stand alone entity view” approach was appropriate when determine fair value. Under this approach the value of the consideration transferred equals the aggregate fair value of the joint venture immediately after formation. Management used a discounted cash flow analysis to calculate the fair value of Zenuity.
Certain assets (IP, tools and equipment and software) contributed by Volvo Cars and Autoliv had a tax value of zero. Since there were differences between carrying amounts and tax values, temporary differences were identified and as a result there was a deferred tax liability and a tax rebate asset recorded. The 2017 tax impact is the result of the release of the deferred tax liability offset by the asset amortization. In 2018 and 2019 there were no tax differences between Swedish GAAP and US GAAP.
Therefore in 2018 and 2019 goodwill is the only difference between Swedish and US GAAP. The additional goodwill of SEK 924.6 million was recognized under US GAAP (not recognized under Swedish GAAP) as the difference between the fair value of the individual assets and liabilities contributed by the owners and the aggregate fair value of the joint venture at formation which was estimated to be USD 250 million.

Note 26	Subsequent events
The company has evaluated subsequent events through February 21, 2020, the date on when financial statements were issued. No subsequent events have occurred.