Form 10-Q
period 2020-03-31
Veoneer, Inc.
filed 2020-04-24
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No:  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 17, 2020, there were 111,554,896 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
Exhibit index located on page 37

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including without limitation, statements regarding management’s examination of historical operating trends and data, estimates of future sales (including estimates related to order intake), operating margin, cash flow, RD&E spend, taxes or other future operating performance or financial results, are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “may,” “likely,” “might,” “would,” “should,” “could,” or the negative of these terms and other comparable terminology, although not all forward-looking statements contain such words. We have based these forward-looking statements on our current expectations and assumptions and/or data available from third parties about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs.
New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: general economic conditions; the impact of the coronavirus (COVID-19) on the Company’s financial condition, business operations and liquidity; the impact of COVID-19 on our customers and their production and product launch schedules; our ability to complete the transactions contemplated by the non-binding agreements with Volvo Cars and to divest Veoneer Brake Systems("VBS"), which are subject to the negotiation and documentation of definitive agreements and closing; the cyclical nature of automotive sales and production; changes in general industry and market conditions or regional growth or decline; further decreases in light vehicle production; our ability to achieve the intended benefits from our separation from our former parent; our ability to be awarded new business or loss of business from increased competition; higher than anticipated costs and use of resources related to developing new technologies; higher raw material, energy and commodity costs; component shortages; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; our ability to share RD&E costs with our customers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other post-retirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; and other risks and uncertainties identified in Part I Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A -“Risk Factors” and in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC") on February 21, 2020.
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

Veoneer, Inc.

Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Veoneer, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended March 31
		2020	2019
Net sales	Note 3	$362	$494
Cost of sales		(309)	(409)
Gross profit		53	85
Selling, general and administrative expenses		(44)	(52)
Research, development and engineering expenses, net		(131)	(156)
Amortization of intangibles		(1)	(5)
Other income, net		1	—
Operating loss		(122)	(128)
Gain (loss) on divestiture and assets held for sales, net	Note 4	(67)	—
Loss from equity method investment	Note 9	(18)	(17)
Interest income		4	3
Interest expense		(5)	—
Loss before income taxes	Note 15	(208)	(142)
Income tax expense	Note 7	(23)	(6)
Net loss		(231)	(148)
Less: Net income (loss) attributable to non-controlling interest		2	(11)
Net loss attributable to controlling interest		$(233)	$(137)

Net loss per share - basic	Note 14	$(2.09)	$(1.57)
Net loss per share - diluted		$(2.09)	$(1.57)

Weighted average number of shares outstanding, (in millions)		111.47	87.24
Weighted average number of shares outstanding, assuming dilution (in millions)		111.47	87.24
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended March 31
	2020	2019
Net loss	$(231)	$(148)
Other comprehensive loss, before tax:
Change in cumulative translation adjustment	(22)	(11)
Pension liability	1	—
Other comprehensive loss, before tax	(21)	(11)
Expense for taxes	—	—
Other comprehensive loss, net of tax	(21)	(11)
Comprehensive loss	(252)	(159)
Less: Comprehensive income (loss) attributable to non-controlling interest	2	(11)
Comprehensive loss attributable to controlling interest	$(254)	$(148)
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents		$970	$859
Receivables, net		216	253
Inventories, net	Note 8	135	144
Related party receivables	Note 16	6	11
Prepaid expenses and other contract assets		36	47
Other current assets		18	18
Assets held for sale	Note 4	26	317
Total current assets		1,407	1,649
Property, plant and equipment, net		395	473
Operating lease right-of-use assets		96	100
Equity method investment	Note 9	79	87
Goodwill		289	290
Intangible assets, net		12	17
Deferred tax assets		7	7
Investments		10	9
Other non-current assets		26	111
Total assets		$2,321	$2,743
Liabilities and equity
Accounts payable		$233	$233
Related party payables	Note 16	2	3
Accrued expenses	Note 10	198	192
Income tax payable		26	7
Other current liabilities		41	38
Liabilities held for sale	Note 4	7	118
Total current liabilities		507	591
4.00% Convertible Senior Notes due 2024	Note 5	163	160
Pension liability	Note 11	17	17
Deferred tax liabilities		13	13
Operating lease non-current liabilities		78	82
Finance lease non-current liabilities		34	33
Other non-current liabilities		27	29
Total non-current liabilities		332	334
Equity
Common stock (par value $1.00, $325 million shares authorized, 111 million shares issued and outstanding as of March 31, 2020 and December 31, 2019)		111	111
Additional paid-in capital		2,345	2,343
Accumulated deficit		(914)	(681)
Accumulated other comprehensive loss		(60)	(44)
Total equity		1,482	1,729
Non-controlling interest		—	89
Total equity and non-controlling interest		1,482	1,818
Total liabilities, equity and non-controlling interest		$2,321	$2,743
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three months ended March 31, 2020
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$111	$2,343	$(681)	$(44)	$89	$1,818
Net loss	—	—	(233)	—	2	(231)
Foreign currency translation	—	—	—	(19)	—	(19)
Stock based compensation expense	—	2	—	—	—	2
Business divestitures	—	—	—	3	(91)	(88)
Balance at end of period	$111	$2,345	$(914)	$(60)	$—	$1,482

	Three months ended March 31, 2019
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$87	$1,938	$(181)	$(19)	$101	$1,927
Net loss	—	—	(137)	—	(11)	(148)
Foreign currency translation	—	—	—	(11)	—	(11)
Stock based compensation expense	—	1	—	—	—	1
Balance at end of period	$87	$1,939	$(318)	$(30)	$90	$1,768

Veoneer, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended March 31
	2020	2019
Operating activities
Net loss	$(231)	$(148)
Depreciation and amortization	23	29
Gain on divestitures	(77)	—
Assets impairment charge	144	—
Undistributed loss from equity method investments	18	17
Stock-based compensation	2	—
Deferred income taxes	—	3
Other, net	(4)	7
Change in operating assets and liabilities:
Receivables, gross	36	7
Accrued expenses	17	22
Related party receivables and payables, net	4	7
Accounts payable	9	(33)
Prepaid expenses	21	(6)
Inventories, gross	7	(3)
Income taxes	20	(2)
Other current assets and liabilities, net	2	10
Net cash used in operating activities	(9)	(90)

Investing activities
Proceeds from divestitures	176	—
Capital expenditures	(27)	(59)
Equity method investment	(16)	—
Short-term investments mature into cash	—	5
Net cash provided by (used in) investing activities	133	(54)

Financing activities
Dividend paid to non-controlling interest	$(5)	$—
(Payments for) proceeds from long-term debt	(1)	1
Payments for short-term debt	(1)	—
Net increase in related party short-term debt	—	1
Net cash provided by (used in) financing activities	(7)	2
Effect of exchange rate changes on cash and cash equivalents	(6)	(7)
Increase (decrease) in cash and cash equivalents	111	(149)
Cash and cash equivalents at beginning of period	859	864
Cash and cash equivalents at end of period	$970	$715
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
The Company has two operating segments, Electronics and Brake Systems. Electronics includes all electronics resources and expertise, Restraint Control Systems and Active Safety products, and Brake Systems provides brake control and actuation systems. The Asian business of the Brake Systems segment was sold on February 3, 2020 and the majority of the Brake Systems business in North America is expected to be sold in second quarter. We do not expect the remaining Brake Systems business to be a reportable segment due to immateriality.

The accompanying unaudited condensed consolidated financial statements for Veoneer do not include all of the information and notes required by the accounting principles generally accepted in the U.S. (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Veoneer’s Audited Consolidated Financial Statements for the year ended December 31, 2019 and corresponding notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
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
Divestiture of Veoneer Nissin Brake System ("VNBS")
On October 30, 2019, Veoneer signed definitive agreements to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ") entities that comprise VNBS to its joint venture partner Nissin-Kogyo Co., Ltd., and Honda Motor Co., Ltd. The aggregate purchase price was $176 million. The divestiture of VNBJ and VNBZ was structured as two separate transactions each of which was completed on February 3, 2020 under the definitive agreements, and the VNBS joint venture was terminated. See Note 4 "Divestiture and held for sale" for additional information.
Assets held for sale Veoneer Brake Systems ("VBS")
Following the strategic review initially launched in April 2019, in March 2020, Veoneer decided to focus on its core Electronics business and exit the brake control business. See Note 4 "Divestiture and held for sale" for additional information.

Note 2. Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
Accounting for credit losses
The Company has evaluated the available adoption options of common credit loss methods that are acceptable as per FASB Accounting Standards Codification Topic 326, Credit Losses. The Company adopted the available Loss-rate method where the impairment is calculated using an estimated loss rate and multiplying it by the asset’s amortized cost at the balance sheet date. This method appropriately reflects the company´s risk pattern in relation to its accounts receivables.
The key components of the Company’s Loss-rate model are as follows:
•A list of the Company´s customers credit rating and credit default risk rate from Bloomberg.
•Actual write-offs or reversals of previous write-offs of accounts receivables.
•Evaluation of other unusual facts and circumstances which could impact the credit loss rate, such as risk of bankruptcy or potential collectability issues.
The Company’s credit loss model includes the Company’s customer list. The customers list captures the existing customers. The list is put into a Bloomberg data query to generate customers short-term credit rating. The credit default risk rate is used to calculate the credit loss rate or estimated loss rate.
For customers that do not have credit default risk rate, management uses the six-month LIBOR rate as a credit rating and a credit default risk rate. Management believes that the six-month LIBOR rate adequately reflects the short-term nature of the Company’s trade receivables and is also in line with the Company’s invoice payment terms.
Concentration of Credit Risk
A substantial majority of the Company’s trade receivables are derived from sales to OEMs. For the three months ended March 31, 2020 and 2019, the Company’s four largest customers accounted for 61% and 58% of net sales, respectively. Additionally, as of March 31, 2020 and December 31, 2019, these four largest customers accounted for 42% and 39%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. The Company believes that credit risks are moderated by the financial stability of the Company’s major customers.
Goodwill impairment indicator
During the first quarter of 2020 the Company determined that the economic uncertainty caused by the novel strain of coronavirus (“COVID-19”) pandemic was a trigger for an impairment review of goodwill. As a result of management’s review, we determined that no impairment charge should be recorded in the quarter. As of March 31, 2020, the goodwill asset balance was $289 million.
New Accounting Standards
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and earlier adoption is permitted for annual periods beginning after December 15, 2018. The Company adopted ASU 2016-13 effective January 1, 2020 and applied a loss rate model to compute the expected credit loss allowance. The adoption of ASU 2016-13 does not have a material impact on the Company's condensed consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606, which (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC Topic 606, Revenue from Contracts with Customers (Topic 606), when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in Topic 808 to align with Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606, (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The Company is required to adopt ASU 2018-18 in the first quarter of 2020. The adoption of ASU 2018-18 does not have a material impact on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is required to adopt ASU 2018-18 in the first quarter of 2020. The adoption of ASU 2018-13 does not have a material impact on the Company's condensed consolidated financial statements.

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

Note 3. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary region and products.
Net Sales by Region

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$58	$24	$82	$89	$72	$161
Americas	117	13	130	154	15	169
Europe	150	—	150	164	—	164
Total net sales	$325	$37	$362	$407	$87	$494

Net Sales by Products

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$162	$—	$162	$215	$—	$215
Active Safety products	163	—	163	192	—	192
Brake Systems	—	37	37	—	87	87
Total net sales	$325	$37	$362	$407	$87	$494

Note 4. Divestiture and held for sale
VBS
In 2019, the Company started exploring strategic options for its non-core business in the Brake System segment. In the first quarter of 2020, management committed and approved a plan to sell VBS. The Company expects to sell the business within one year from management's approval of the plan. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of March 31, 2020 and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of approximately $144 million which was recorded within Gain/(loss) on divestiture and assets held for sales, net on the Condensed Consolidated Statements of Operations during the period end March 31, 2020. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The assets and liabilities associated with the transaction are separately classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2020 and depreciation of long-lived assets ceased on March 31, 2020. The planned divestiture did not meet the criteria for presentation as a discontinued operation.

The major classes of assets and liabilities held for sale were as follows:

(Dollars in millions)	As of
Assets held for sale	March 31, 2020
Prepaid exp/accrued income	$1
Property, plant and equipment, net	79
Current deferred charges	90
Impairment of carrying value	(144)
Total assets held for sale	$26
Liabilities held for sale
Accounts payable	6
Accrued exp/prepaid income	1
Total liabilities held for sale	$7
VNBS
In the fourth quarter of 2019, management approved a plan to sell VNBS. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of December 31, 2019, and depreciation of long-lived assets ceased. The divestiture did not meet the criteria for presentation as a discontinued operation.
On October 30, 2019, the Company entered into definitive agreements with Nissin-Kogyo Co., Ltd., and Honda Motor Co., Ltd to divest VNBS. On February 3, 2020, the Company completed the sale of VNBS. The aggregate purchase price of the transaction was $176 million, subject to certain adjustments. The net cash proceeds after adjusting closing fees was $175 million. The Company recognized a gain on the divestiture of $77 million, net of closing cost.
The major classes of assets and liabilities held for sale were as follows:

(Dollars in millions)	As of
Assets held for sale	December 31, 2019
Cash and cash equivalents	$35
Receivables, net	58
Inventories, net	17
Property, plant and equipment, net	126
Intangible assets, net	66
Other current assets	15
Total assets held for sale	$317
Liabilities held for sale
Accounts payable	50
Accrued expenses	20
Related party short-term debt	12
Pension liability	8
Other current liabilities	28
Total liabilities held for sale	$118

Note 5. Debt
The Company’s short and long-term debt consists of the following:

	As of
(Dollars in millions)	March 31, 2020	December 31, 2019
Short-Term Debt:
Short-term borrowings	$3	$3
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	163	160
Other long-term borrowings	6	8
Total Debt	$172	$171
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
The Notes are the Company's general unsecured obligations and rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, equal in right of payment with all of the Company's liabilities that are not so subordinated, effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.
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
The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of
(Dollars in millions)	March 31, 2020	December 31, 2019
Principal amount (face value)	$207	$207
Unamortized issuance cost	(4)	(5)
Unamortized debt discount	(40)	(42)
Net Carrying value	$163	$160
The Company recognized total interest expense related to the Notes of approximately $4 million for the three months ended March 31, 2020, in the Unaudited Condensed Consolidated Statements of Operations.
The estimated fair value of the Notes was $135 million as of March 31, 2020. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 6 "Fair Value Measurements".
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

Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of March 31, 2020 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying obligation and no swaps have a maturity beyond six months. All derivatives are recognized in the unaudited condensed consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheets. The notional value of the derivatives not designated as hedging instruments was $100 million as of March 31, 2020 and $291 million as of December 31, 2019. As of March 31, 2020, the asset of the derivatives not designated as hedging instruments was $1 million, and as of December 31, 2019, the derivatives not designated as hedging instruments was a liability of $1 million.
Gains and losses on derivative financial instruments recognized in the Unaudited Condensed Consolidated Statements of Operations, were a gain of $2 million and a gain of less than $1 million for the three months ended March 31, 2020 and 2019, respectively.
Items Measured at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. VBS assets and liabilities classified as held for sale and the related impairment were measured using third party sales pricing to determine fair values of the assets. See Note 4 "Divestiture and held for sale" for additional information.
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
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, periodically makes capital contributions toward this total commitment amount. As of March 31, 2020 and December 31, 2019, Veoneer contributed approximately $11 million and $10 million, respectively, to the investment in Autotech Fund I, L.P. For the period ended March 31, 2020 the Company has received distributions of $1 million from the fund.

The carrying amounts reflected in the Consolidated Balance Sheet in Investments for AutoTech Fund I, L.P approximates its fair values as of December 31, 2019 as this is the most recent information available to the Company at this time.
Note 7. Income Taxes
During the three month periods ended March 31, 2020 and 2019, the Company recorded a tax provision of $23 million and $6 million, respectively. Discrete items, net were a expense of $21 million and $3 million for the three month periods ended March 31, 2020 and 2019, respectively. The discrete item in the three month period ended March 31, 2020 was primarily related to the tax impact of the divestiture of VNBS. Veoneer's effective tax rate differs from an expected statutory rate primarily due to the discrete item and losses in certain jurisdictions that are not benefited.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. Valuation allowances have been established for the Company’s United States, Swedish, French, Japanese operations and Chinese operations.
Note 8. Inventories
Inventories are stated at the lower of cost (according to first-in-first-out basis, "FIFO") and net realizable value. The components of inventories were as follows:

	As of
(Dollars in millions)	March 31, 2020	December 31, 2019
Raw materials	$99	$99
Work in progress	9	8
Finished products	54	62
Inventories	162	169
Inventory valuation reserve	(27)	(25)
Total inventories, net of reserve	$135	$144

Note 9. Equity Method Investment
As of March 31, 2020, the Company has one equity method investment, which is Zenuity, a 50% ownership joint venture with Volvo cars.
During the first quarter of 2020, Veoneer contributed SEK 150 million (approximately $16 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.
The profit and loss attributed to the investment is shown in the line item Loss from equity method investment in the Unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity’s loss for the three months ended March 31, 2020 and 2019 was $18 million and $17 million, respectively. As of March 31, 2020 and December 31, 2019, the Company’s equity investment in Zenuity was $79 million and $87 million, respectively.
Certain unaudited summarized income statement information of Zenuity, for the three months ended March 31, 2020 and 2019, is shown below:

	Three Months Ended March 31
(Dollars in millions)	2020	2019
Net sales	$1	$—
Gross profit	—	—
Operating loss	(37)	(34)
Loss before income taxes	(36)	(34)
Net loss	(37)	(34)

Note 10. Accrued Expenses

	As of
(Dollars in millions)	March 31, 2020	December 31, 2019
Operating related accruals	$58	$43
Employee related accruals	66	76
Customer pricing accruals	34	39
Product related liabilities[1]	18	15
Other accruals	22	19
Total Accrued Expenses	$198	$192
1 As of March 30, 2020 and December 31, 2019, $11 million and $8 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Note 11. Retirement Plans
Defined Benefit Pension Plans
The defined benefit pension plans impacting Veoneer's financial results include the following:
Existing Veoneer Plans comprised of plans in Japan, Canada, and France. Transferred Veoneer Plans comprised of plans in Germany, India, Japan and South Korea.
The Company’s net periodic benefit costs for plans for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31
(Dollars in millions)	2020	2019
Service cost	$1	$1
Interest cost	1	—
Expected return on plan assets	(1)	(1)
Net periodic benefit cost	$1	$—
The service cost and amortization of prior service cost components are reported among employee compensation costs in the unaudited Condensed Consolidated Statements of Operations. The remaining components (interest cost, expected return on plan assets and amortization of actuarial loss) are reported in Other non-operating items, net in the unaudited Condensed Consolidated Statements of Operations.
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
During the first quarter of 2020 under the Company’s long-term incentive (LTI) program, certain employees received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs for the grants made in February and March was 659,231 RSUs and 415,381 PSs at 100% target.
The RSUs were granted during the first quarter will vest on the third anniversary of the grant date, subject to the grantee’s continued employment with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs and PSs granted in 2020 were calculated by using the closing stock price on the grant dates. The grant date fair value for the RSUs and PSs, granted in 2020 was $10 million.
The PSs were granted in 2020 and will earn out during the first quarter of 2023, upon the Compensation Committee’s certification of achievement of the applicable performance goals. The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets. The performance target is the Company’s gross margin for the applicable performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.
Veoneer recognized total stock (RSUs PSs and Stock Options) compensation cost of $2 million and $1 million for the three months ended March 31, 2020 and 2019, respectively.
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
The table below summarizes the change in product related liabilities in the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31
(Dollars in millions)	2020	2019
Reserve at beginning of the period	$15	$16
Change in reserve	6	(1)
Cash payments	(3)	(2)
Reserve at end of the period	$18	$14
For the three months ended March 31, 2020 and 2019, cash paid primarily relate to warranty related issues. The increase in the reserve balance as of March 31, 2020 compared to the prior year was due to a recall related reserve liability. Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of March 31, 2020 and December 31, 2019, $11 million and $8 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Guarantees
The Company provided lease guarantees to Zenuity of $15 million and $7 million as of March 31, 2020, and December 31, 2019, respectively. These represent the maximum potential amount of future (undiscounted) payments that Veoneer could be required to make under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreements between 2020 and 2022. There are no liabilities recorded on the Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019 related to these guarantees.
Note 14. Loss per share
Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31
(Dollars in millions, except per share amounts)	2020	2019
Numerator:
Basic and diluted:
Net loss attributable to Veoneer	$(233)	$(137)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	111.47	87.24
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	111.47	87.24

Basic loss per share	$(2.09)	$(1.57)
Diluted loss per share	$(2.09)	$(1.57)
1 Shares in the diluted loss per share calculation represent basic shares due to the net loss.

In periods when the Company has a net loss, equity incentive awards are excluded from the Company's calculation of earnings per share as their inclusion would have an antidilutive effect. The Company excluded equity incentive awards of 443,168 and 321,619 shares for the three months ended March 31, 2020 and 2019, respectively.
The Company may settle the conversions of the Notes in cash, shares of the Company's common stock or any combination thereof at its election. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if the Company elected to settle the conversion wholly in shares. See Note 5 "Debt". Due to anti-dilutive effects, the Company excluded potential convertible shares due to the Notes of 9,277,305 for the three months ended March 30, 2020 and zero for the three months ended March 31, 2019 from the diluted loss per share calculations.
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
The accounting policies for the reportable segments are the same as those described in Note 2 "Summary of Significant Accounting Policies" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

Loss Before Income Taxes	Three Months Ended March 31
(Dollars in millions)	2020	2019
Electronics	$(94)	$(90)
Brake Systems	(13)	(19)
Segment operating loss	(107)	(109)
Corporate and other	(15)	(19)
Gain/(loss) on divestiture and Assets held for sale	(67)	—
Interest and other non-operating items, net	(1)	3
Loss from equity method investment	(18)	(17)
Loss before income taxes	$(208)	$(142)

Note 16. Relationship with Former Parent and Related Entities
Transactions with Related Parties
Veoneer and Autoliv entered into a Transition Services Agreement ("TSA") under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. The Company recognized less than $1 million and $1 million of expense under the TSA for the three months ended March 31, 2020 and 2019, respectively. The Company recognized less than $1 million of income under the TSA for the three months ended March 31, 2020 and 2019.
Throughout the periods covered by the unaudited condensed consolidated financial statements, Veoneer sold finished goods to Autoliv and Nissin Kogyo, the 49% owner in VNBS (a former 51% owned subsidiary). Related party sales amount to $18 million and $26 million for the three months ended March 31, 2020 and 2019, respectively.

Related Party Balances
Amounts due to and due from related parties are summarized in the below table:

Related Party	As of
(Dollars in millions)	March 31, 2020	December 31, 2019
Related party receivable	$6	$11
Related party payables	2	3
Related party short-term debt	1	1
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
During the three months ended March 31, 2020 and 2019, the Company has entered into arrangements with financial institutions and sold $13 million and $19 million, respectively, of trade receivables without recourse and $17 million and $20 million, respectively, of bank notes without recourse, which qualify as sales as all rights to the trade and notes receivable have passed to the financial institution.
As of March 31, 2020, the Company has $4 million of trade notes receivables which remain outstanding and will mature within the second quarter of 2020. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Note 18. Subsequent Events
On April 2, 2020, the Company entered into a non-binding agreement with Volvo Cars to separate Zenuity, a 50% ownership joint venture with Volvo Cars.
Veoneer expects to bring more than 200 of the current Zenuity employees into its systems and software team. The Zenuity development centers in U.S and Germany will become part of Veoneer’s research and development organization. The development centers in Sweden and China will become part of a new stand-alone company wholly owned by Volvo Cars. As part of the intended transaction Veoneer expects to receive a payment of around $15 million, subject to final agreement.
The process to separate the Zenuity joint venture has started and is expected to be completed during the third quarter 2020.
On April 23, 2020, Veoneer announced the entry into a non-binding agreement to divest VBS. The agreed purchase price is $1. The transaction is expected to be completed during the second quarter of 2020.
On April 24, 2020, a wholly-owned subsidiary of the Company entered into a credit agreement with a customer pursuant to which it may borrow an aggregate amount of up to of $17 million in the form of term loans. The proceeds of any such term loans may only be used to fund costs and expenses incurred by the subsidiary for such customer’s projects. Obligations incurred under the credit agreement are guaranteed by the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Veoneer, Inc. (“Veoneer,” the “Company,” “we,” or “our”). This MD&A should be read in conjunction with the financial statements and accompanying notes to the financial statements included elsewhere herein, as well as the risk factors and other disclosures made in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
Introduction
The following MD&A is intended to help you understand the business operations and financial condition of the Company. This MD&A is presented in the following sections:
•COVID-19 Commentary
•Executive Overview
•2020 Outlook
•Trends, Uncertainties and Opportunities
•Market Overview
•Results of Operations
•Non-U.S. GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements and Other Matters
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

COVID-19 Commentary
The situation created by the COVID-19 pandemic has led to an unprecedented economic uncertainty globally. This includes the automotive industry and the LVP for 2020. We have been more conservative with our contingency planning assumptions than the April industry estimate from IHS which assumes a year over year decline of approximately 21%.
As noted in our 2020 Outlook, in response to the pandemic, the Company has additional Market Adjustment Initiatives ("MAI") underway to further mitigate the impact on its cash levels. Veoneer estimates the organic sales impact from the lower customer demand to be approximately $33 million for the first quarter. In the first quarter, despite the severe downturn, Veoneer reduced its cash consumption, and the MAIs contributed approximately $25 million to our first quarter operating results.
The Company intends to continue to extend its market adjustment initiatives to further mitigate the impact of the pandemic on its cash flow and operating results. This includes reducing its annual RD&E, net by an approximately $100 million, as well as other expenses with the intention of reducing its operating loss and conserving cash in 2020 so as to enter 2021 in a stable cash position.
Toward the end of the first quarter 2020, Veoneer saw many of its OEM customers in North America and Europe halt production, while China, S. Korea and the Rest of Asia slowly began to restart production, although still well below pre-crisis levels. As a health priority and in response to the customer production schedules, Veoneer also halted or reduced production in all locations. Currently our OEM customers in North America and Europe are essentially shut-down through April and are planning for a staggered recovery during May, while China is returning to high production levels and production in the Rest of Asia is higher than in Europe and the US, albeit not at China levels.
As our OEM customers return to production in the upcoming weeks and months, we are preparing to return to production as well, taking additional precautions to ensure the safety of our workers in each of our facilities, in accordance with detailed developed protocols. It is uncertain how quickly our customers will ramp-up and production volumes may fluctuate.
In 2020 the most important driver for Veoneer’s business is new customer and technology launches. For the top 15 launches we see no cancellations of projects, while some have been postponed by about one quarter and the rest are on track, or actually even slightly pulled ahead of schedule. The exact volumes and consumer take rates are hard to predict at this point in time. Health and safety continue to be our first priority, and we continue to take actions to protect our associates, safeguard our operations and meet our customers' needs while managing through these unprecedented circumstances.
Executive Overview
The spread of the coronavirus is first and foremost a global health crisis and our thoughts go out to everybody around the world suffering from its consequences. For us at Veoneer, health and safety is our first priority and we are taking the necessary actions to protect our people and safeguard our operations.
During the quarter we managed to combine the needed health and safety actions with strong execution in our business. We improved in basically all areas under our control, despite lower business volumes. Our cash balance increased to $970 million, net working capital improved by $89 million, RD&E decreased by $25 million, and capital expenditures were down by $32 million. We have also quickly adapted our ways of working, as exemplified by transitioning 4,100 employees to work from home without technical issues. As a response to the crisis, we have reduced our workforce by more than 200 people and an equivalent to around 1,000 full time employees furloughed. While these decisions are hard to make, we will continue to take the actions needed to steer Veoneer through the crisis.
The good outcome of a very unusual quarter is the result of the sharp focus of all our employees on operations and adapting to the on-going crisis. I would like to take the opportunity to thank the entire Veoneer team for the dedication and strong contributions in this difficult time.
The strategic reviews first communicated in 2019 are now concluded and Veoneer will focus on building a world leader in hardware and software for collaborative driving in the safety domain. Through the split of Zenuity and the integration of more than 200 skilled Zenuity employees to Veoneer’s Systems and Software Group, we will further improve our integration and full system capabilities in this area. The transfer of the brake control business to a well established automotive supplier allows us to fully focus on our core activities knowing that the customer and our people in brakes have a good new home.
2020 continues to be an important launch year for Veoneer and while the timing of certain customer launches will be delayed, our deliveries of new technologies to multiple new vehicle platforms are progressing well.

The balance we are seeking is, to make Veoneer more efficient and effective, handling the consequences of the crisis while continuing to strengthen the core technology and products of the company, so far we are on track. In 2020 we expect, despite the significantly lower than expected business volumes, to be able to meaningfully reduce our RD&E, net, operating loss and negative cash flow as compared to 2019.
This is a difficult time for the automotive industry, but thanks to the long-term efforts of the entire team, we are today a stronger, more focused company.
2020 Outlook
Due to the market uncertainty that has been created by the COVID-19 pandemic, Veoneer is currently withdrawing its 2020 sales indication of mid-single digits organic sales growth as compared to 2019. We currently expect some launch delays during 2020, however the Company expects to out-perform the global LVP in 2020, assuming no major additional launch delays.
Veoneer continues to implement additional MAIs with the goal to off-set the negative effects from lower sales and impact on cash flow. As a result of these actions, Veoneer expects cash flow before financing activities1 to significantly improve in 2020 as compared to 2019, and the operating loss is expected to improve in 2020 as compared to 2019, both on a comparable basis and excluding any one-time effects related to the outcome of our strategic reviews of Zenuity and Brake Control business. The Company also expects RD&E, net in 2020 to improve by approximately $100 million as compared to 2019, on a comparable basis and capital expenditures to be less than $150 million.
Lastly, due to the uncertain and changing market environment, as a result of the COVID-19 pandemic, it is too early for Veoneer to provide any updates regarding its 2022 Sales targets, and 2020 order intake or order book, which were previously communicated during the first quarter of 2020.
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
New technologies, creating new levels of interaction and driver support are starting to revolutionize driving, but we also see the driver being actively involved for many years to come. While the industry refers to “Level 2+” or even "Level 2++" Veoneer calls this Collaborative Driving, and includes any SAE level of automation. At the same time there is a growing realization that the introduction of truly self-driving cars will likely take longer and be more expensive than previously anticipated. This fundamental insight opens up new opportunities for companies, including Veoneer, but it also requires adjusting the priorities of resources. As such, we believe that the market will stay mainly focused on Level 1-Level 2+ autonomous driving solutions for the next decade, however the recent developments of the COVID-19 pandemic, during the first quarter of 2020, could impact the evolution of ADAS, Collaborative Driving and AD for consumer purchased light vehicles.
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
On May 17, 2018, the European Commission proposed a new mandate, as part of the EU General Safety Regulation road-map through 2028, to make certain Active Safety features compulsory in light vehicles by 2022. During March of 2019 the EU mandate was adopted as initially proposed by the European Commission. We believe that adoption of the mandate will significantly expand demand for our Active Safety products. Indeed, with respect to sensors and Advanced Driver Assistance Systems (ADAS) software features, our order intake since the adoption of the mandate seems to reflect the anticipated increase in demand. However, during 2019 we have seen OEM delays in the sourcing of these technologies as customers reconsider how they want to architect and design, in a scalable way to include these new standard technologies. In addition, we believe that the mandate and the EU General Safety Regulations (GSR) generally will influence other market regulators as they evaluate their respective vehicle test rating programs and safety legislation.

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
On October 4, 2018, the U.S. Department of Transportation (DoT) issued new voluntary guidelines on automated driving systems (ADS) under its “Preparing for the Future of Transportation: Automated Vehicles 3.0” initiative, building on its “Vision for Safety 2.0” from September 2017, which prioritized aligning federal guidance around twelve safety design elements of interest to the auto industry. This initiative should have a positive impact on the adoption of ADAS and Highly Automated Driving (HAD) on the road towards Autonomous Vehicles (AV). On April 2, 2020 the U.S DoT closed the comment period for the “Automated Vehicles 4.0” which seeks to ensure a consistent U.S. Government (USG) approach to AV technologies, and to detail the authorities, research, and investments being made across the USG so that the United States can continue to lead AV technology research, development, and integration.
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
Market Overview

Millions (except where specified) IHS as of April 16, 2020	Light Vehicle Production by Region - 2020
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
First Quarter 2020	2.9	2.2	2.7	4.1	4.5	0.4	16.7
Change vs. 2019	(49)%	(8)%	(18)%	(12)%	(20)%	(22)%	(24)%
For the first quarter of 2020, the global light vehicle production (according to IHS) declined by approximately 24% mainly due to the global outbreak of the COVID-19 Pandemic. At the beginning of the quarter the global LVP was expected to decline by approximately 6%. Every major vehicle producing geography was impacted by the Pandemic including: China (49)%, Europe (20)%, South Korea (15)%, North America (11)% and Japan (8)%.

Millions (except where specified) IHS as of April 16, 2020	Light Vehicle Production by Region - 2020
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year 2020	19.6	7.4	9.6	13.5	15.9	1.5	67.5
Change vs. 2019	(16)%	(19)%	(22)%	(26)%	(24)%	(23)%	(21)%
For the full year of 2020, the global light vehicle production (according to IHS) is expected to decline by approximately 21%, due the anticipated full year effects of the COVID-19 Pandemic. At the beginning of the quarter the global LVP was expected to decline by approximately 1%. Every major vehicle producing geography is expected to be impacted by the Pandemic including: China (16)%, Europe (24)%, South Korea (16)%, North America (26)% and Japan (19)%.
This expected decline of approximately 18 million light vehicles in 2020 from 2019 is the highest light vehicle decline in a single year on record, and is the third consecutive annual decline in light vehicle production from 2017 when a record 92 million light vehicles were produced.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following tables show Veoneer’s overall performance and by segment for the three months ended March 31, 2020 and 2019 along with components of change compared to the prior year.
Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the three months ended March 31, 2020 and 2019 along with components of change compared to the prior year.

Net Sales	Three Months Ended March 31				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020	2019	US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	$	$	%	$	%	$	%	$	%
Restraint Control Systems	162	215	(53)	(25)	(5)	(2)	—	—	(48)	(23)
Active Safety	163	192	(29)	(15)	(5)	(2)	—	—	(24)	(13)
Brake Systems	37	87	(50)	(57)	—	—	(46)	(53)	(4)	(4)
Total	$362	$494	$(132)	(27)%	$(10)	(2)%	$(46)	(10)%	$(76)	(15)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Veoneer’s net sales for the quarter declined by 27% to $362 million as compared to 2019. Organic sales1 declined by 15%, as compared to the drop in LVP of 24% for the quarter. The remainder of the decline was from currency translation effects of 2% and VNBS-Asia divestiture of 10%. During the quarter, our organic sales developed essentially in-line with our expectations, until mid-March when the COVID19 pandemic affected our sales.
Sequentially, from the fourth quarter in 2019, net sales decreased $94 million or 21%, mostly due to the VNBS-Asia divestiture effect $58 million. In addition RCS declined $35 million due the LVP decline. This was partially offset by an increase in Active Safety of $17 million.
Restraint Control Systems - Net sales for the quarter of $162 million decreased by 25% as compared to 2019. The organic sales decline of 23% was primarily due to the LVP drop driving lower volumes in China, South Korea, and North America.
Active Safety - Net sales for the quarter of $163 million decreased by 15% as compared to 2019. This decline was primarily driven by the organic sales decline of 13%. This out-performance versus the LVP was driven by our strong product content on premium brands in Europe, where we have a relatively higher CPV than in other markets.
Strong demand for mono, stereo and thermal camera systems and ADAS ECUs on several models drove an increase in organic sales. This growth was more than offset by the volume effect from the product mix shift from our 24Ghz to 77Ghz radar technology and the phase-out of certain mono-vision programs with BMW, and lower underlying LVP.
Brake Systems - Net sales for the quarter of $37 million decreased by 57% as compared to 2019. The organic sales decline of 4% was much better than the LVP decline. In addition, the VNBS-Asia divestiture accounted for a 53% decline or $46 million.

Electronics Segment	Three Months Ended March 31						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	325		407		(82)	(20)	(10)	(2)	(72)	(18)
Operating Loss / Margin	(94)	(29.0)	(90)	(22.1)	(4)
Segment EBITDA1 / Margin	(72)	(22.2)	(71)	(17.3)	(1)
Associates	7,178		7,716		(538)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA

Net Sales - The net sales for the Electronics segment decreased by $82 million to $325 million for the quarter as compared to 2019. This sales decline was mainly due to the organic sales1 decline in Active Safety and Restraint Control Systems of $24 million and $48 million, respectively, along with the currency translation effects of $10 million.
Operating Loss - The operating loss for the Electronics segment of $94 million for the quarter increased by $4 million as compared to 2019, mainly due to the reduction in RD&E, net which was more than offset by the negative volume and product mix effects causing the lower organic sales in Active Safety and Restraint Control Systems.
EBITDA1 - The segment EBITDAl loss for Electronics increased by $1 million to negative $72 million for the quarter as compared to 2019. This change is mainly due to the increase in operating loss for the segment while depreciation and amortization increased by $3 million.
Associates - Associates in the Electronics segment decreased by 538 net to 7,178 as compared to 2019, mainly due to a reduction in engineering of approximately 400 and direct labor of approximately 250. Temporary associates decreased by ~240 reflecting the volume decline as compared to 2019.
Deliveries - The quantities delivered during the quarter were 3.7 million units for Restraint Controls Systems and 1.9 million units for Active Safety.

Brake Systems Segment	Three Months Ended March 31						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	%	$	%	$	%	$	%	$	%	$	%
Net Sales	37		87		(50)	(57)	—	0	(46)	(53)%	(4)	(4)
Operating Loss / Margin	(13)	(34.5)	(19)	(21.8)	6
Segment EBITDA1 / Margin	(12)	(31.8)	(10)	(11.6)	(2)
Associates	351		1,430		(1,079)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales for the Brake Systems segment decreased by $50 million to $37 million for the quarter as compared to 2019. The sales decrease was mainly attributable to the VNBS-Asia divestiture of $46 million.
Operating Loss - The operating loss for the Brake Systems segment for the quarter decreased to $13 million from $19 million as compared to 2019. This change was mainly due to the divestiture of VNBS-Asia where the loss in 2019 was $7 million for the quarter.
EBITDA1 - The segment EBITDA loss for Brake Systems increased by $2 million to negative $12 million for the quarter as compared to 2019. This change was mainly due to the net effect of the VNBS-Asia divestiture.
Associates - The number of associates in the Brake Systems segment decreased by 1,079 to 351 net as compared to 2019, mainly due to the divestiture of VNBS-Asia.
Deliveries - The quantities delivered during the quarter were 0.2 million units for the Brake Systems.

Corporate and Other	Three Months Ended March 31
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	—		—		—
Operating Loss / Margin	(15)	—	(19)	—	4
EBITDA1 / Margin	(15)	—	(18)	—	3
Associates	42		46		(4)
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA1 - The operating loss and EBITDA for Corporate and other for the quarter decreased to $15 million from an operating loss of $19 million and EBITDA $(18) million as compared to 2019. This decrease was mainly due to process improvements and lower consultancy and IT support costs.

Associates - The number of associates decreased by 4 to 42 for the quarter as compared to 2019 due to a reduction in temporary associates related to process improvements of being a standalone company.
The Veoneer associates and financial figures for the quarter are comparable to 2019 as the second quarter in 2018 was the last quarter of carve-out reporting.
Veoneer Performance

Income Statement	Three Months Ended March 31
(Dollars in millions, except per share data)	2020		2019
	$	%	$	%	Change
Net sales	$362		$494		$(132)
Cost of sales	(309)	(85.4)%	(409)	(82.8)%	100
Gross profit	$53	14.6%	$85	17.2%	$(32)
Selling, general & administrative expenses	(44)	(12.2)%	(52)	(10.5)%	8
Research, development & engineering expenses, net	(131)	(36.2)%	(156)	(31.6)%	25
Amortization of intangibles	(1)	(0.3)%	(5)	(1.0)%	4
Other income / (expense)	1	0.3%	—	0.0%	1
Operating loss	$(122)	(33.7)%	$(128)	(25.9)%	$6
Gain (loss) on divestiture and assets held for sales, net	(67)	(18.5)%	—	0.0%	(67)
Loss from equity method investments	(18)	(5.0)%	(17)	(3.4)%	(1)
Interest income	4	1.1%	3	0.6%	1
Interest expense	(5)	(1.4)%	—	0.0%	(5)
Loss before income taxes	$(208)	(57.5)%	$(142)	(28.7)%	$(66)
Income tax expense	(23)	(6.4)%	(6)	(1.2)%	(17)
Net loss[1]	$(231)	(63.8)%	$(148)	(30.0)%	$(83)
Less: Net Income (loss) attributable to non-controlling interest	2	0.6%	(11)	(2.2)%	13
Net loss attributable to controlling interest	$(233)	(64.4)%	$(137)	(27.7)%	$(96)
Net loss per share – basic[2]	$(2.09)		$(1.57)		$(0.52)
Weighted average number of shares outstanding [2]	111.47		87.24		24.22
1 Including Corporate and other sales. 2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - The gross profit for the quarter of $53 million was $32 million lower as compared to 2019, where the negative LVP, volume and product mix effects that caused the lower organic sales were the main contributors. Net currency effects on the gross profit were negligible, while the impact from the VNBS-Asia divestiture was $(6) million.
Operating Loss - The operating loss for the quarter of $122 million decreased by $6 million as compared to 2019, despite the decline in organic sales. The benefit of the VNBS-Asia divestiture was $8 million.
The RD&E, net of $131 million decreased $25 million as compared to 2019, due to lower gross costs and higher engineering reimbursement. The benefit of the VNBS-Asia divestiture was $8 million.The SG&A expense of $44 million for the quarter decreased by $8 million as compared to 2019, primarily due to lower consultancy and IT costs, and includes a $3 million benefit related to the VNBS-Asia divestiture.Other income and amortization of intangibles combined were $5 million lower for the quarter as compared to 2019 mainly due to lower amortization of intangibles including $2 million related to VNBS-Asia divestiture. Net currency effects on the operating loss were $4 million favorable for the quarter as compared to 2019.
Net Loss - The net loss for the quarter of $231 million increased by $83 million as compared to 2019, primarily due to the combined $67 million net loss, due to the divestiture of VNBS-Asia $77 million gain, and the impairment of VBS-US assets held for sale of $(144) million. The equity method investment loss increased $1 million as compared to 2019.
The interest expense, net for the quarter was $4 million lower as compared to 2019, due to interest expense related to the convertible debt of $4 million.
Income tax expense of $23 million for the quarter was $17 million higher as compared to 2019. This is mainly due to the $21 million of discrete tax expense related to the VNBS-Asia divestiture.The non-controlling interest expense of $2 million in the

VNBS JV for the quarter was $13 million unfavorable as compared to 2019. This is due to VBS-US being excluded from non-controlling interest and the VNBS-Asia divestiture in February 2020.
Loss per Share - The loss per share of $2.09 increased for the quarter as compared to a $(1.57) in 2019. This decline was mainly due to the combined net loss of $0.60 per share from the VNBS-Asia divestiture gain, and VBS-US write-down. The share count increase from the common stock issuance in 2019 reduced the loss by $0.52 per share.
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
The Company uses in this report EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s net income excluding interest expense, income taxes, depreciation and amortization and loss from equity method investment. The Company also uses Segment EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s EBITDA which has been further adjusted on a segment basis to exclude certain corporate and other items. We believe that EBITDA and Segment EBITDA are useful measures for management, analysts and investors to evaluate operating performance on a consolidated and reportable segment basis, because it assists in comparing our performance on a consistent basis. The tables below provide reconciliations of net income (loss) to EBITDA and Segment EBITDA.
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
Reconciliations of U.S. GAAP to Non-U.S. GAAP Financial Measures

Net Loss to EBITDA	Three Months Ended March 31		Last 12 Months	Full Year 2019
Dollars in millions	2020	2019
Net Loss	$(231)	$(148)	$(605)	$(522)
Net (Gain) loss on divestiture and assets held for sale	67	—	67	—
Depreciation and amortization	23	29	110	115
Loss from equity method investment	18	17	71	70
Interest and other non-operating items, net	1	(3)	(6)	(9)
Income tax expense (benefit)	23	6	18	1
EBITDA	$(99)	$(99)	$(345)	$(345)

Segment EBITDA to EBITDA	Three Months Ended March 31		Last 12 Months	Full Year 2019
Dollars in millions	2020	2019
Electronics	$(72)	$(71)	$(243)	$(242)
Brake Systems	(12)	(10)	(34)	(32)
Segment EBITDA	$(84)	$(81)	$(277)	$(274)
Corporate and other	(15)	(18)	(68)	(71)
EBITDA	$(99)	$(99)	$(345)	$(345)

Working Capital to Net Working Capital	March 31, 2020	March 31, 2019	December 31, 2019	December 31, 2018
Dollars in millions
Total current assets	$1,407	$1,352	$1,649	$1,543
less Total current liabilities	507	593	591	636
Working Capital	$900	$759	$1,058	$907
less Cash and cash equivalents	(970)	(715)	(859)	(864)
less Short-term debt	3	—	3	—
less Net of Assets and Liabilities held for sale	(19)	—	(199)	—
Net Working Capital	$(86)	$44	$3	$42

Cash Flow before Financing Activities	Three Months Ended March 31		Last 12 Months	Full Year 2019
Dollars in millions	2020	2019
Net cash used in Operating Activities	$(9)	$(90)	$(244)	$(325)
Plus Net cash provided by (used in) Investing Activities	133	(54)	(78)	(265)
Cash flow before Financing Activities	$124	$(144)	$(322)	$(590)

Liquidity and Capital Resources
Liquidity
As of March 31, 2020, the Company had cash and cash equivalents of $970 million.
The Company's primary source of liquidity is the existing cash balance of $970 million which will primarily be used for ongoing working capital requirements, capital expenditures and investments in Zenuity. The Company believes that its existing cash resources will be sufficient to support its current operations for at least the next twelve months.
The Company has no material obligations other than short-term obligations related to operations, inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.
Autotech - On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of March 31, 2020, Veoneer contributed a total of $11 million to the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the fund.
Zenuity - Veoneer and Volvo Cars have agreed and signed a letter of intent to separate the Zenuity JV, allowing each company to focus on their strategic priorities. The final agreement may influence the level of funding and participation of Veoneer in the Zenuity JV, as well as future sharing of intellectual property and IP licenses. The Company made a funding contribution of $16 million during the first quarter of 2020.
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

VNBS - On October 30, 2019, Veoneer signed Definitive Agreements to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ"), the entities that comprised VNBS, to its joint venture partner Nissin-Kogyo Co., Ltd., and Honda Motor Co., Ltd. The aggregate purchase price was $176 million. The divestiture was completed on February 3, 2020 under the Definitive Agreements, and the VNBS joint venture was terminated.
Cash Flows

Selected Cash flow items	Three Months Ended March 31
(Dollars in millions, except where specified)	2020	2019
Net working capital [1]	$(86)	$44
Net cash used in operating activities	$(9)	$(90)
Capital expenditures	$(27)	$(59)
Equity method investments	$(16)	$—
Net cash provided by (used in) investing activities	$133	$(54)
Cash flow before financing activities [1]	$124	$(144)
Net cash provided by (used in) financing activities	$(7)	$2
1 Non-U.S. GAAP measure, see reconciliation above
Net cash used in operating activities - Net cash used in operating activities of $9 million during the quarter was $81 million favorable as compared to 2019. The improvement was driven by net working capital1 of $89 million, partially due to the timing effects from Q4'19.
Days receivables outstanding, outstanding receivables relative to average daily sales was 49 days for March 31, 2020, as compared to 67 days at March 31, 2019. This improvement is mainly due to lower customer past due receivables. Days inventory outstanding, outstanding inventory relative to average daily sales, increased to 34 days as of March 31, 2020, as compared to 31 days at March 31, 2019. This ratio increased only slightly despite the year-over-year sales decline and drop off of customer demand during the second half of March 2020 in certain markets due to the COVID-19 Pandemic..
Net Working Capital1 - The positive change in net working capital of $89 million for the quarter was partially due to the $30 million reversal of timing effects at year-end, further improvements in receivables, net and proactive inventory management related to the COVID-19.
Net cash proceeds from investing activities - Net cash proceeds from investing activities of $133 million during the quarter was $187 million higher as compared to 2019. This was due to lower capital expenditures of $32 million and the VNBS-Asia divestiture of $176 million.
Cash flow before financing activities1 - The cash flow before financing activities of $124 million for the quarter was $268 million higher as compared to 2019 mainly due to improved net working capital, lower capital expenditures and the VNBS-Asia divestiture.
Number of Associates

		March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
TOTAL		7,571	8,874	9,127	9,235	9,191
Whereof:	Direct Manufacturing	1,326	2,002	2,116	2,153	2,110
	RD&E	4,590	4,907	5,086	5,154	5,192
	Temporary	1,166	1,396	1,630	1,659	1,563
The net number of associates decreased by 1,303 to 7,571 during the quarter as compared to 8,874 in the previous quarter. The VNBS-Asia divestiture effect of the decline was 1,074.
The underlying Veoneer decrease of 229 associates was mainly due to reductions in direct manufacturing and RD&E of 154 and 97, respectively. Temporary associates also declined during the quarter by 51 from the previous quarter. These reductions are primarily a result of our MAI actions to mitigate the impact of the COVID-19 pandemic on our business and engineering efficiency improvements.

The net number of associates decreased by 1,620 to 7,571 during the quarter from 9,191 as compared to the first quarter in 2019. The VNBS-Asia divestiture effect of the decline was 1,093.
The underlying Veoneer decrease of 527 associates was mainly due to reductions in direct manufacturing and RD&E of 262 and 377 respectively. Temporary associates also declined during the quarter by 233 as compared to the same quarter in 2019. These reductions are primarily a result of our MAIs to mitigate the COVID-19 impact on our business and engineering efficiency improvements.
Significant Legal Matters
For discussion of legal matters we are involved in, see Note 13 "Contingent Liabilities", to the condensed consolidated financial statements included herein.
Off-Balance Sheet Arrangements and Other Matters
The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.
Contractual Obligations and Commitments
Except as set forth below, there have been no significant changes to the contractual obligations and commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
On May 28, 2019, the Company issued, in a registered public offering in the U.S., the Notes with an aggregate principal amount of $207 million. The Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 1 and December 1 of each year. The Notes will mature on June 1, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date.
Significant Accounting Policies and Critical Accounting Estimates
See Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2020, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
ITEM 1A. RISK FACTORS
Other than as set forth below, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors below and also those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Our business and financial condition may be materially and adversely affected by the ongoing novel coronavirus (COVID-19) pandemic.
The impact of COVID-19, including widespread illness, pandemic fears and market downturns, restrictions on business and individual activities and changes in consumer behavior, has created significant volatility in the global economy and led to a steep drop in economic activity. This has significantly disrupted, and may continue to disrupt, the automotive industry, light vehicle production (“LVP”) and automotive sales in markets around the world. Such disruptions include the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. Global LVP has decreased significantly and some vehicle manufacturers have completely ceased manufacturing operations in some countries and regions, including the United States and Europe. As a result, we have experienced, and may continue to experience, delays in the production and distribution of our products and the loss of sales to our customers.
If the global economic effects caused by the pandemic continue or increase, overall customer demand may continue to decline which would have a material and adverse effect on our business, results of operations and financial condition.
Given the high level of research and development (R&D) spend that is required to develop and launch our products, a sustained decline in LVP or vehicle sales may delay the return on our investment in R&D and a return on the resources expended to ensure timely and quality launches, which could have a material adverse effect on our financial condition and results of operations. A prolonged downturn in regional and global economic conditions or LVP would likely result in us experiencing a significantly negative cash flow.
In addition, if a significant portion of our workforce, our suppliers’ workforce, or our customers’ workforce are affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production.
The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers and suppliers, how quickly normal economic conditions, operations, and the demand for our products can resume and whether the pandemic leads to recessionary conditions in any of our key markets. Accordingly, the ultimate impact of the COVID-19 pandemic on our financial condition and results of operations cannot be determined at this time. Despite the uncertainty of the COVID-19 situation, we expect our full year 2020 results of operations to be adversely affected.
In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, our program launches, demand or market acceptance for our products, disruptions in our supply or delivery chain, shifting customer preferences, our employees and cyber-security threats.

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

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (filing date May 29, 2019).

10.1*+	Form of Employee restricted stock unit grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan effective February 18, 2020.

10.2*+	Form of Employee performance shares grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan effective February 18, 2020.

10.3*+	Form of Employee restricted stock unit grant agreement to be used for retention awards granted in2020 under the Veoneer, Inc. 2018 Stock Incentive Plan effective February 18, 2020.

10.4*+	Employment Agreement, dated September 7, 2019, by and between Veoneer, Inc. and Mikael Landberg.

10.5*+	Revised Employment Agreement, dated March 31, 2020, by and between Veoneer, Inc. and Nishant Batra.

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 24, 2020
VEONEER, INC.
(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)