Form 10-Q
period 2020-06-30
Veoneer, Inc.
filed 2020-07-24
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No:  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 17, 2020, there were 111,594,577 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
Exhibit index located on page 42

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
New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: general economic conditions; the impact of the coronavirus (COVID-19) on the Company’s financial condition, business operations and liquidity; the impact of COVID-19 on our customers and their production and product launch schedules; our ability to complete the divestiture of Veoneer Brake Systems ("VBS"), which is subject to the negotiation and documentation of a definitive agreement and closing; the cyclical nature of automotive sales and production; changes in general industry and market conditions or regional growth or decline; further decreases in light vehicle production; our ability to achieve the intended benefits from our separation from our former parent; our ability to be awarded new business or loss of business from increased competition; higher than anticipated costs and use of resources related to developing new technologies; higher raw material, energy and commodity costs; component shortages; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; our ability to share RD&E costs with our customers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other post-retirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; and other risks and uncertainties identified in Part I Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A -“Risk Factors” and in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC") on February 21, 2020.
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

Veoneer, Inc.

Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Veoneer, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended June 30		Six Months Ended June 30
		2020	2019	2020	2019
Net sales	Note 3	$184	$489	$546	$984
Cost of sales		(181)	(412)	(490)	(822)
Gross profit		3	77	56	162
Selling, general and administrative expenses		(38)	(50)	(82)	(102)
Research, development and engineering expenses, net		(44)	(159)	(175)	(315)
Amortization of intangibles		(1)	(6)	(3)	(11)
Other income, net		16	1	18	1
Operating loss		(64)	(137)	(186)	(265)
Loss on divestiture and assets held for sales, net	Note 4	—	—	(67)	—
Loss from equity method investment	Note 9	(19)	(18)	(38)	(35)
Interest income		3	4	7	8
Interest expense		(5)	(2)	(10)	(3)
Other non-operating items, net		(3)	1	(1)	1
Loss before income taxes	Note 15	(88)	(152)	(295)	(294)
Income tax (expense) benefit	Note 7	(2)	10	(26)	4
Net loss		(90)	(142)	(321)	(290)
Less: Net income (loss) attributable to non-controlling interest		—	(9)	1	(20)
Net loss attributable to controlling interest		$(90)	$(133)	$(322)	$(270)

Net loss per share - basic	Note 14	$(0.80)	$(1.39)	$(2.89)	$(2.94)
Net loss per share - diluted		$(0.80)	$(1.39)	$(2.89)	$(2.94)

Weighted average number of shares outstanding, (in millions)		111.58	96.06	111.52	91.68
Weighted average number of shares outstanding, assuming dilution (in millions)		111.58	96.06	111.52	91.68
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net loss	$(90)	$(142)	$(321)	$(290)
Other comprehensive loss, before tax:
Change in cumulative translation adjustment	18	(2)	(3)	(13)
Pension liability	—	—	1	—
Other comprehensive income (loss), before tax	18	(2)	(2)	(13)
Expense for taxes	—	—	—	—
Other comprehensive income (loss), net of tax	18	(2)	(2)	(13)
Comprehensive loss	(72)	(144)	(323)	(303)
Less: Comprehensive income (loss) attributable to non-controlling interest	—	(7)	1	(18)
Comprehensive loss attributable to controlling interest	$(72)	$(137)	$(324)	$(285)
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents		$851	$859
Receivables, net		206	253
Inventories, net	Note 8	132	144
Related party receivables	Note 16	8	11
Prepaid expenses and other contract assets		29	47
Other current assets		17	18
Assets held for sale	Note 4	17	317
Total current assets		1,260	1,649
Property, plant and equipment, net		406	473
Operating lease right-of-use assets		93	100
Equity method investment	Note 9	74	87
Goodwill		290	290
Intangible assets, net		11	17
Deferred tax assets		6	7
Investments		9	9
Other non-current assets		28	111
Total assets		$2,177	$2,743
Liabilities and equity
Accounts payable		$131	$233
Related party payables	Note 16	1	3
Accrued expenses	Note 10	200	192
Income tax payable		28	7
Other current liabilities		63	38
Liabilities held for sale	Note 4	6	118
Total current liabilities		429	591
4.00% Convertible Senior Notes due 2024	Note 5	165	160
Pension liability	Note 11	17	17
Deferred tax liabilities		11	13
Operating lease non-current liabilities		75	82
Finance lease non-current liabilities		38	33
Other non-current liabilities		28	29
Total non-current liabilities		334	334
Equity
Common stock (par value $1.00, $325 million shares authorized, 111 million shares issued and outstanding as of June 30, 2020 and December 31, 2019)		111	111
Additional paid-in capital		2,347	2,343
Accumulated deficit		(1003)	(681)
Accumulated other comprehensive loss		(41)	(44)
Total equity		1,414	1,729
Non-controlling interest		—	89
Total equity and non-controlling interest		1,414	1,818
Total liabilities, equity and non-controlling interest		$2,177	$2,743
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Six months ended June 30, 2020
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$111	$2,343	$(681)	$(44)	$89	$1,818
Net loss	—	—	(322)	—	1	(321)
Foreign currency translation	—	—	—	—	1	1
Stock based compensation expense	—	4	—	—	—	4
Business divestitures	—	—	—	3	(91)	(88)
Balance at end of period	$111	$2,347	$(1,003)	$(41)	$—	$1,414

	Six months ended June 30, 2019
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$87	$1,938	$(181)	$(19)	$101	$1,927
Comprehensive Income (Loss):
Net loss	—	—	(270)	—	(20)	(290)
Foreign currency translation	—	—	—	(15)	2	(13)
Stock based compensation expense	—	3	—	—	—	3
Issuance of common stock	24	379	—	—	—	403
Purchase of minority interest	—	(14)	—	—	14	—
Equity component of issuance of convertible notes, net (Note 5)	—	35	—	—	—	35
Balance at end of period	$111	$2,341	$(451)	$(34)	$97	$2,064

Veoneer, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Six Months Ended June 30
	2020	2019
Operating activities
Net loss	$(321)	$(290)
Depreciation and amortization	46	60
Gain on divestitures	(77)	—
Assets impairment charge	144	—
Undistributed loss from equity method investments	38	35
Stock-based compensation	4	3
Deferred income taxes	(1)	(4)
Other, net	(9)	5
Change in operating assets and liabilities:
Receivables, gross	50	49
Accrued expenses	22	15
Related party receivables and payables, net	2	44
Accounts payable	(86)	(65)
Prepaid expenses	29	(6)
Inventories, gross	14	9
Income taxes	21	—
Other current assets and liabilities, net	8	(15)
Net cash used in operating activities	(116)	(160)

Investing activities
Proceeds from divestitures	176	—
Capital expenditures	(51)	(109)
Equity method investment	(25)	(11)
Short-term investments mature into cash	—	5
Long term investments	(1)	(4)
Net cash provided by (used in) investing activities	99	(119)

Financing activities
Issuance of common stock	—	405
Dividend paid to non-controlling interest	(5)	—
(Payments for) proceeds from long-term debt	(1)	202
Proceeds from short-term debt	15	20
Net increase in related party short-term debt	—	2
Net cash provided by financing activities	9	629
Effect of exchange rate changes on cash and cash equivalents	—	(10)
Increase (decrease) in cash and cash equivalents	(8)	340
Cash and cash equivalents at beginning of period	859	864
Cash and cash equivalents at end of period	$851	$1,204
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
The Company has two operating segments, Electronics and Brake Systems. Electronics includes all electronics resources and expertise, Restraint Control Systems and Active Safety products, and Brake Systems provides brake control and actuation systems. The Asian business of the Brake Systems segment was sold on February 3, 2020 and the majority of the Brake Systems business in North America was sold subsequent to June 30, 2020. We do not expect the remaining Brake Systems business to be a reportable segment due to immateriality.

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
Follow-on Offerings
On May 28, 2019, the Company completed follow-on public offerings of 24,000,000 shares of common stock and $207 million aggregate principal amount of 4.00% Convertible Senior Notes due 2024 (the “Notes”) (including $27 million aggregate principal amount pursuant to the underwriters’ over-allotment option to purchase additional notes). The public offering price for the Company's common stock offering was $17.50 per share. The Company received net proceeds of approximately $403 million from the common stock offering and approximately $200 million from the Notes offering, in each case after deducting the underwriting discounts and issuance costs directly attributable to each offering.
Divestiture of Veoneer Nissin Brake System ("VNBS")
On October 30, 2019, Veoneer signed definitive agreements to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ") entities that comprise VNBS to its joint venture partner Nissin-Kogyo Co., Ltd. (“Nissin Kogyo”), and Honda Motor Co., Ltd. The aggregate purchase price was $176 million. The divestiture of VNBJ and VNBZ was structured as two separate transactions each of which was completed on February 3, 2020, and the VNBS joint venture was terminated. See Note 4 "Divestiture and held for sale" for additional information.

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
Other Income, Net
On March 30, 2020, Veoneer commenced arbitration against Nissin Kogyo regarding a dispute arising out of a Share Purchase Agreement (“SPA”) dated September 2015. On June 30, 2020, Veoneer agreed to settle the proceedings, along with any and all legal claims arising out of or relating to the SPA dispute, for $20 million. The cash settlement was received by the Company on June 30, 2020 and is reported among Other income, net in the unaudited Condensed Consolidated Statements of Operations.
Research, development and engineering
In early 2019, as a result of multiple factors, including general market conditions, numerous customer change requests, and challenges involved in developing new technologies for various customer programs, Veoneer launched a broad initiative to have its customers contribute more to the cost of developing these programs. The Company began to approach customers to negotiate or renegotiate new or existing agreements to provide for more favorable cost sharing terms. As part of this initiative, Veoneer approached a certain customer to adjust the terms of existing award agreements. On May 20, 2020 the Company entered into an adjustment agreement with such customer and received a lump sum settlement of $65 million for past research, development and engineering costs and implementation of change requests, and $11 million for software specific future development.
During the second quarter of 2020 the Company received a total of $76 million from the adjustment agreement. According to the Company’s accounting policies, research, development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to further customize existing products for specific customers.
For the six months ended June 30, 2020, the Company recognized a total reimbursement from customers of $81 million for past completed engineering services as a reduction of research, development and engineering costs on the unaudited Condensed Consolidated Statement of Operations.
In addition, as of June 30, 2020 the Company recognized $16 million from the adjustment agreement as deferred income reported among Other current liabilities in the unaudited Condensed Consolidated Balance Sheet. The deferred amount will be recognized in a systematic way and in proportion to the completion of the future engineering services related to the adjustment agreement as reimbursement from customers.
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
•A list of the Company's customers credit rating and credit default risk rate from Bloomberg.
•Actual write-offs or reversals of previous write-offs of accounts receivables.
•Evaluation of other unusual facts and circumstances which could impact the credit loss rate, such as risk of bankruptcy or potential collectability issues.
The Company’s credit loss model includes the Company’s customer list. The customer list captures the existing customers. The list is put into a Bloomberg data query to generate customers short-term credit rating. The credit default risk rate is used to calculate the credit loss rate or estimated loss rate.
For customers that do not have credit default risk rate, management uses the six-month LIBOR rate as a credit rating and a credit default risk rate. Management believes that the six-month LIBOR rate adequately reflects the short-term nature of the Company’s trade receivables and is also in line with the Company’s invoice payment terms.

Concentration of Credit Risk
A substantial majority of the Company’s trade receivables are derived from sales to OEMs. For the three and six months ended June 30, 2020 the Company’s four largest customers accounted for 55% and 59% of net sales, respectively and for the three and six months ended June 30, 2019, the Company’s four largest customers accounted for 60% and 59% of net sales, respectively. Additionally, as of June 30, 2020 and December 31, 2019, these four largest customers accounted for 40% and 39%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. The Company believes that credit risks are moderated by the financial stability of the Company’s major customers.
New Accounting Standards
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification.
The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s condensed consolidated financial statements.
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and earlier adoption is permitted for annual periods beginning after December 15, 2018. The Company adopted ASU 2016-13 effective January 1, 2020 and applied a loss rate model to compute the expected credit loss allowance. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606, which (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC Topic 606, Revenue from Contracts with Customers (Topic 606), when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in Topic 808 to align with Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606, (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The Company is required to adopt ASU 2018-18 in the first quarter of 2020. The adoption of ASU 2018-18 did not have a material impact on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is required to adopt ASU 2018-18 in the first quarter of 2020. The adoption of ASU 2018-13 did not have a material impact on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 affects any entity that enters into a lease, with some specified scope exceptions. For public business entities, the amendments in ASU 2016-02 are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2016-02 in the annual period beginning January 1, 2019. The Company applied the modified retrospective transition method and elected the transition option to use the effective date January 1, 2019, as the date of initial application. The Company did not adjust its comparative period financial statements for effects of ASU 2016-02, and has not made the new required lease disclosures for periods before the effective date. The Company has recognized its cumulative effect transition adjustment as of the effective date. In addition, the Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, have allowed the Company to carry forward the historical lease classification. The adoption of the new standard resulted in recording operating lease assets and lease liabilities of approximately $75 million as of January 1, 2019. The adoption of the new lease standard did not have a material impact on the Company's condensed consolidated financial statements.
Accounting Standards Issued But Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. ASU 2019-12 is effective for public business entities for annual periods beginning after December 15, 2020, and early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company plans to adopt ASU 2019-12 as of January 1, 2021. The Company has concluded that the pending adoption of ASU 2019-12 will not have a material impact on the Company’s condensed consolidated financial statements.
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
Note 3. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary region and products.
Net Sales by Region

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$59	$—	$59	$89	$81	$170
Americas	43	5	48	145	15	160
Europe	77	—	77	159	—	159
Total net sales	$179	$5	$184	$393	$96	$489

Net Sales by Region

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$117	$24	$141	$179	$153	$332
Americas	160	19	179	299	31	330
Europe	226	—	226	322	—	322
Total net sales	$503	$43	$546	$800	$184	$984

Net Sales by Products

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$100	$—	$100	$209	$—	$209
Active Safety products	79	—	79	184	—	184
Brake Systems	—	5	5	—	96	96
Total net sales	$179	$5	$184	$393	$96	$489

Net Sales by Products

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$262	$—	$262	$425	$—	$425
Active Safety products	241	—	241	375	—	375
Brake Systems	—	43	43	—	184	184
Total net sales	$503	$43	$546	$800	$184	$984

Note 4. Divestiture and held for sale
VBS
In 2019, the Company started exploring strategic options for its non-core business in the Brake Systems segment. In the first quarter of 2020, management committed and approved a plan to sell VBS. The Company expects to sell the business within one year from management's approval of the plan. The business and its associated assets and liabilities meet the criteria for presentation as held for sale as of June 30, 2020 and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of approximately $144 million which was recorded within Gain/(loss) on divestiture and assets held for sales, net on the unaudited Condensed Consolidated Statements of Operations during the period ended June 30, 2020. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The assets and liabilities associated with the transaction are separately classified as held for sale in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 and depreciation of long-lived assets ceased on June 30, 2020. The planned divestiture did not meet the criteria for presentation as a discontinued operation.
The major classes of assets and liabilities held for sale were as follows:

(Dollars in millions)	As of
Assets held for sale	June 30, 2020
Prepaid exp/accrued income	$1
Property, plant and equipment, net	79
Current deferred charges	81
Impairment of carrying value	(144)
Total assets held for sale	$17
Liabilities held for sale
Accounts payable	(6)
Total liabilities held for sale	$(6)

VNBS
In the fourth quarter of 2019, management approved a plan to sell VNBS. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of December 31, 2019, and depreciation of long-lived assets ceased. The divestiture did not meet the criteria for presentation as a discontinued operation.
On October 30, 2019, the Company entered into definitive agreements with Nissin-Kogyo Co., Ltd. and Honda Motor Co., Ltd to divest VNBS. On February 3, 2020, the Company completed the sale of VNBS. The aggregate purchase price of the transaction was $176 million, subject to certain adjustments. The net cash proceeds after adjusting for closing costs was $175 million. The Company recognized a gain on the divestiture of $77 million, net of closing costs.
The major classes of assets and liabilities held for sale were as follows:

(Dollars in millions)	As of
Assets held for sale	December 31, 2019
Cash and cash equivalents	$35
Receivables, net	58
Inventories, net	17
Property, plant and equipment, net	126
Intangible assets, net	66
Other current assets	15
Total assets held for sale	$317
Liabilities held for sale
Accounts payable	50
Accrued expenses	20
Related party short-term debt	12
Pension liability	8
Other current liabilities	28
Total liabilities held for sale	$118

Note 5. Debt
The Company’s short and long-term debt consists of the following:

	As of
(Dollars in millions)	June 30, 2020	December 31, 2019
Short-Term Debt:
Short-term borrowings	$20	$3
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	165	160
Other long-term borrowings	6	8
Total Debt	$191	$171
Short-Term Debt:
On April 24, 2020, a wholly-owned subsidiary of the Company entered into a credit agreement with a customer pursuant to which it was entitled to borrow an aggregate amount of up to $17 million in the form of term loans. On June 25, 2020, the parties amended the credit agreement to extend the repayment period and to increase the aggregate amount available for borrowing to $26 million. The proceeds of any such term loans may only be used to fund costs and expenses incurred by the subsidiary for such customer’s projects. Obligations incurred under the credit agreement are guaranteed by the Company. As of June 30, 2020 the outstanding loan balance was $17 million and is included in Other current liabilities in the unaudited Condensed Consolidated Balance Sheet.

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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the unaudited Consolidated Condensed Balance Sheet and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate on the Notes is 10%. The equity component of the Notes of approximately $46 million is included in additional paid-in capital in the unaudited Condensed Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the unaudited Condensed Consolidated Balance Sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.
The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of
(Dollars in millions)	June 30, 2020	December 31, 2019
Principal amount (face value)	$207	$207
Unamortized issuance cost	(4)	(5)
Unamortized debt discount	(38)	(42)
Net Carrying value	$165	$160
The Company recognized total interest expense related to the Notes of $4 million and $1 million for three months ended June 30, 2020 and 2019, respectively, and $8 million and $1 million for the six months ended June 30, 2020 and 2019, respectively, in the unaudited Condensed Consolidated Statements of Operations.
The estimated fair value of the Notes was $174 million as of June 30, 2020. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 6 "Fair Value Measurements".
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
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of June 30, 2020 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying obligation and no swaps have a maturity beyond six months. All derivatives are recognized in the unaudited condensed consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.

Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheets. The notional value of the derivatives not designated as hedging instruments was $177 million as of June 30, 2020 and $291 million as of December 31, 2019. As of June 30, 2020, the derivatives not designated as hedging instruments was an asset of $1 million, and as of December 31, 2019, the derivatives not designated as hedging instruments was a liability of $1 million.
Gains and losses on derivative financial instruments recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 were a loss of less than $1 million and a gain of less than $1 million, respectively, and for the six months ended June 30, 2020 and 2019 were a gain of $2 million and a gain of $1 million, respectively.
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
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, periodically makes capital contributions toward this total commitment amount. As of June 30, 2020 and December 31, 2019, Veoneer contributed approximately $12 million and $10 million, respectively, to the investment in Autotech Fund I, L.P. For the period ended June 30, 2020 the Company has received distributions of $3 million from the partnership.
The carrying amounts of $9 million reflected in the unaudited Condensed Consolidated Balance Sheet in Investments for AutoTech Fund I, L.P approximates its fair value as of March 31, 2020 as this is the most recent information available to the Company at this time.
Note 7. Income Taxes
The income expense for three and six month periods ended June 30, 2020 was $2 million and $26 million, respectively. The income tax benefit for the three and six month periods ended June 30, 2019 was $10 million and $4 million, respectively. Discrete items, net were a benefit of $1 million and expense of $20 million for the three and six month periods ended June 30, 2020, respectively, and a benefit of $8 million and $5 million for the three and six month periods ended June 30, 2019, respectively. The discrete item in the six month period ended June 30, 2020 was primarily related to the tax impact of the divestiture of VNBS. Veoneer's effective tax rate differs from an expected statutory rate primarily due to the discrete item and losses in certain jurisdictions that are not benefited.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. Valuation allowances have been established for the Company’s operations in United States, Sweden, France, Japan and China.
Note 8. Inventories
Inventories are stated at the lower of cost (according to first-in-first-out basis, "FIFO") and net realizable value. The components of inventories were as follows:

	As of
(Dollars in millions)	June 30, 2020	December 31, 2019
Raw materials	$99	$99
Work in progress	9	8
Finished products	51	62
Inventories	159	169
Inventory valuation reserve	(27)	(25)
Total inventories, net of reserve	$132	$144

Note 9. Equity Method Investment
As of June 30, 2020, the Company had one equity method investment, which is Zenuity, a 50% ownership joint venture with Volvo Cars.
During the second quarter of 2020, Veoneer contributed SEK 90 million (approximately $9 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its current operating cash flow needs.
During the first quarter of 2020, Veoneer contributed SEK 150 million (approximately $16 million) in cash (representing 50% of the total contribution, with the remainder made by Volvo Cars) into Zenuity to support its future operating cash flow needs.
The profit and loss attributed to the investment is shown in the line item Loss from equity method investment in the Unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity’s loss for the three and six month periods ended June 30, 2020 was $19 million and $38 million, respectively. Veoneer's share of Zenuity's loss for the three and six month periods ended June 30, 2019 was $18 million and $35 million, respectively. As of June 30, 2020 and December 31, 2019, the Company’s equity investment in Zenuity was $74 million and $87 million, respectively.
Certain unaudited summarized income statement information of Zenuity, for the three and six month periods ended June 30, 2020 and 2019, is shown below:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2020	2019	2020	2019
Net sales	$1	$—	$2	$1
Gross profit	—	—	—	—
Operating loss	(39)	(35)	(75)	(69)
Loss before income taxes	(39)	(35)	(75)	(69)
Net loss	(39)	(36)	(75)	(69)

Note 10. Accrued Expenses

	As of
(Dollars in millions)	June 30, 2020	December 31, 2019
Operating related accruals	$69	$43
Employee related accruals	72	76
Customer pricing accruals	23	39
Product related liabilities[1]	18	15
Other accruals	18	19
Total Accrued Expenses	$200	$192
1 As of June 30, 2020 and December 31, 2019, $11 million and $8 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Note 11. Retirement Plans
Defined Benefit Pension Plans
The Company’s net periodic benefit costs for plans for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2020	2019	2020	2019
Service cost	$1	$1	$2	$3
Interest cost	1	—	1	1
Expected return on plan assets	(1)	(1)	(1)	(1)
Net periodic benefit cost	$1	$—	$2	$3
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
During the six months ended June 30, 2020 under the Company’s long-term incentive (LTI) program, certain employees and non-employee directors received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs was 747,466 RSUs and 415,381 PSs at 100% target.
The majority of the RSUs granted will vest on the third anniversary of the grant date, subject to the grantee’s continued employment with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs and PSs granted in 2020 were calculated by using the closing stock price on the grant dates. The grant date fair value for the RSUs and PSs, granted in 2020 was $11 million.
PSs granted in 2020 will earn out during the first quarter of 2023, upon the Compensation Committee’s certification of achievement of the applicable performance goals. The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets. The performance target is the Company’s gross margin for the applicable performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.

Veoneer recognized total stock (RSUs PSs and Stock Options) compensation cost of $2 million and $4 million for the three and six month periods ended June 30, 2020, respectively. During the three and six month periods ended June 30, 2019, the Company recorded $2 million and $3 million, respectively.
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
The table below summarizes the change in product related liabilities in the unaudited Condensed Consolidated Balance Sheets.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2020	2019	2020	2019
Reserve at beginning of the period	$18	$14	$15	$16
Change in reserve	1	2	6	1
Cash payments	(1)	(1)	(3)	(3)
Reserve at end of the period	$18	$14	$18	$14
For the three and six month periods ended June 30, 2020 and June 30, 2019, cash paid primarily relate to warranty related issues. The increase in the reserve balance as of June 30, 2020 compared to the prior year was due to a recall related reserve liability. Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of June 30, 2020 and December 31, 2019, $11 million and $8 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Guarantees
The Company provided lease guarantees to Zenuity of $15 million and $7 million as of June 30, 2020, and December 31, 2019, respectively. These represent the maximum potential amount of future (undiscounted) payments that Veoneer could be required to make under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreements between 2020 and 2022. There are no liabilities recorded in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019 related to these guarantees.

Note 14. Loss per share
Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Basic and diluted:
Net loss attributable to Veoneer	$(90)	$(133)	$(322)	$(270)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	111.58	96.06	111.52	91.68
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	111.58	96.06	111.52	91.68

Basic loss per share	$(0.80)	$(1.39)	$(2.89)	$(2.94)
Diluted loss per share	$(0.80)	$(1.39)	$(2.89)	$(2.94)
1 Shares in the diluted loss per share calculation represent basic shares due to the net loss.
In periods when the Company has a net loss, equity incentive awards are excluded from the Company's calculation of earnings per share as their inclusion would have an antidilutive effect. The Company excluded equity incentive awards of 866,008 and 649,349 shares for the three and six month periods ended June 30, 2020, respectively, and 290,483 and 301,898 for the three and six month periods ended June 30, 2019, respectively, from the diluted loss per share calculations.
The Company may settle the conversions of the Notes in cash, shares of the Company's common stock or any combination thereof at its election. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if the Company elected to settle the conversion wholly in shares. See Note 5 "Debt". Due to anti-dilutive effects, the Company excluded potential convertible shares due to the Notes of 9,277,305 for the three and six month periods ended June 30, 2020 and 3,364,297 and 1,691,442 for the three and six month periods ended June 30, 2019, respectively, from the diluted loss per share calculations.
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

Loss Before Income Taxes	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2020	2019	2020	2019
Electronics	$(29)	$(101)	$(123)	$(191)
Brake Systems	(20)	(17)	(33)	(37)
Segment operating loss	(49)	(118)	(156)	(228)
Corporate and other	(15)	(19)	(30)	(37)
Loss on divestiture and Assets held for sale	—	—	(67)	—
Interest and other non-operating items, net	(5)	3	(4)	6
Loss from equity method investment	(19)	(18)	(38)	(35)
Loss before income taxes	$(88)	$(152)	$(295)	$(294)

Note 16. Relationship with Former Parent and Related Entities
Transactions with Related Parties
Veoneer and Autoliv entered into a Transition Services Agreement ("TSA") under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. The Company recognized less than $1 million of expense under the TSA for the three and six month periods ended June 30, 2020, and $1 million and $3 million of expense under the TSA for the three and six month periods ended June 30, 2019 respectively. The Company recognized less than $1 million of income under the TSA for the three and six month periods ended June 30, 2020 and 2019.
Throughout the periods covered by the unaudited condensed consolidated financial statements, Veoneer sold finished goods to Autoliv and Nissin Kogyo, the 49% owner in VNBS (a former 51% owned subsidiary). Related party sales amount to $11 million and $30 million for the three and six month periods ended June 30, 2020, respectively and $26 million and $52 million for the three and six month periods ended June 30, 2019, respectively.
Related Party Balances
Amounts due to and due from related parties are summarized in the below table:

Related Party	As of
(Dollars in millions)	June 30, 2020	December 31, 2019
Related party receivable	$8	$11
Related party payables	1	3
Related party short-term debt	—	1
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
For the six months ended June 30, 2020 and 2019, the Company has entered into arrangements with financial institutions and sold $23 million and $36 million, respectively, of trade receivables without recourse and $6 million and $23 million, respectively, of bank notes without recourse, which qualify as sales as all rights to the trade and notes receivable have passed to the financial institution.
As of June 30, 2020, the Company has $2 million of trade notes receivables which remain outstanding and will mature within the third quarter of 2020. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.

Note 18. Subsequent Events
On April 2, the Company entered into a non-binding agreement with Volvo Cars to separate Zenuity, a 50% ownership joint venture with Volvo Cars in order for each company to more effectively drive their respective strategies. The parties entered into definitive agreements and effected the separation on July 1, 2020. As part of the split, Veoneer received IP licenses and added around 200 software engineers, located in Germany, the US and Sweden. The Company is evaluating the impact of the transaction and expects to recognize a gain, but is unable to reasonably estimate the amount of the gain at this time.

On April 24, 2020, a wholly-owned subsidiary of the Company entered into a credit agreement with a customer pursuant to which it was entitled to borrow an aggregate amount of up to $17 million in the form of term loans. On June 25, 2020, the parties amended the credit agreement to extend the repayment period and to increase the aggregate amount available for borrowing to $26 million. On July 2, 2020, the Company drew an additional $9 million in the form of a new term loan under the amended credit agreement. The proceeds of any such term loans may only be used to fund costs and expenses incurred by the subsidiary for such customer’s projects.

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
•COVID-19 Commentary
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
Veoneer’s current product offerings include automotive radars, mono and stereo vision cameras, night vision systems, positioning systems, advanced driver assist systems ("ADAS") electronic control units, passive safety electronics (airbag control units and crash sensors), brake control systems and a complete ADAS software offering towards highly automated driving ("HAD") and eventually autonomous driving. In addition, we offer driver monitoring systems, LiDAR sensors, RoadScape positioning and other technologies critical for HAD and AD solutions by leveraging our partnership network and internally developed intellectual property.

Executive Overview
The second quarter was very unusual. The light vehicle production declined by around 45%, the worst decline in recorded history. The many complexities in terms of regional differences, global supply chains, short delivery notices and several other factors, made it a very difficult environment for running effective and efficient operations. The health of our employees remained a continued focus, not least because of the additional challenges of safely ramping up our operations, as the COVID -19 pandemic is first and foremost a health crisis. Despite the extreme conditions in the quarter, our market adjustment initiatives are having the desired effects and we are currently on track to reach our efficiency targets for 2020. In the first and second quarter we have been particularly successful in customer negotiations which were reflected in our results in the second quarter. We are also continuing to deliver on-going improvements in RD&E and other cost efficiencies according to plan.
During the quarter we continued the introduction of the next generation of our Active Safety portfolio. Our fourth-generation vision system is now launched and the indications are that this system is performing very well, further strengthening our position as a leading challenger in the vision market. There have now also been a total of eleven launches of our next generation 77GHz radar product, including two recent launches of forward looking radar, a very important development as we see this generation of our radar product as highly competitive in the market for years to come.
The trend, focus and commercial opportunity for the next decade is in collaborative driving and active safety. The finalization of the split of Zenuity and the integration of more than 200 talented software engineers into our systems and software team fits right into that opportunity. These additions are focused on driving policy, which complements the team mainly focused on perception software and system design. Having this combined capability fully in-house further enhances our ability to develop full systems as well as individual products for all different types of OEMs and segments of the light vehicle market. We are also encouraged by the initial positive reviews of the Polestar 2. Most of the Active Safety system on the Polestar 2, including the entire system ADAS software stack, is delivered by Veoneer, a good reference for the next steps for our systems and software business. Further launches are being rolled out in the second half of 2020 and beyond.
COVID-19 Commentary
The situation created by the COVID-19 pandemic has led to an unprecedented economic global uncertainty. This includes the automotive industry and light vehicle production ("LVP") for 2020 and the years ahead. We have been more conservative with our contingency planning assumptions than the July industry estimate from IHS which assumes a year-over-year decline of approximately 22%.
As noted in our 2020 Outlook, in response to the pandemic, the Company has additional market adjustment initiatives ("MAI") underway to mitigate the impact of the pandemic on its strong cash position. Veoneer estimates the organic sales (non-U.S. GAAP financial measure) impact from the lower customer demand to be approximately $190 million for the second quarter. This, in combination with the first quarter, implies the first half 2020 negative organic sales impact on Veoneer from the lower customer volumes was approximately $220 million.
The Company intends to continue to extend its MAI program (which includes efficiency programs, strategic reviews and portfolio optimization) to further mitigate the impact of the pandemic on its cash flow and operating results. This includes reducing its annual RD&E, net by more than $100 million and other expenses with the intention of reducing the Company's operating loss and conserving cash in 2020 so as to enter 2021 in a stable cash position.
During the latter part of the second quarter customers in Europe and North America gradually started to ramp up their production after the majority of their factories were shut down during the latter part of the first quarter continuing into the early part of the second quarter. The situation in China has stabilized and also the other Asian car producing countries are gradually returning to more normal production levels.
As our OEM customers return to production, we are returning to higher production levels as well, taking additional precautions to ensure the safety of our associates in each of our facilities, in accordance with detailed developed protocols. It is still uncertain how quickly our customers will ramp-up as production volumes may continue to fluctuate depending on underlying consumer demand.
In 2020, the most important driver for Veoneer’s business is new customer and technology launches. For the top 15 launches we see no cancellations of projects, however approximately half have been postponed by up to one quarter while the rest remain on track, or actually even slightly ahead of schedule. The exact volumes and consumer take rates are hard to predict at this point in time. The health and safety of our associates continues to be our first priority, and we are taking the necessary actions to protect our associates, safeguard our operations and meet our customers' needs while managing through these unprecedented circumstances.

2020 Outlook
Due to the market uncertainty that has been created by the COVID-19 pandemic it is becoming increasingly difficult to provide updated sales indications and specific organic sales for FY'20. We currently expect some launch delays during 2020, however the Company expects to out-perform the global LVP in 2020, assuming no major additional launch delays.
Veoneer continues to implement additional MAIs with the underlying goal to off-set the negative effects from lower sales and impact on cash flow. As a result of these actions, the Company's outlook remains unchanged where Veoneer expects cash flow before financing activities (non-U.S. GAAP financial measure) to be approximately $(200) million for the second half of 2020 and the operating loss to improve in 2020 as compared to 2019, on a comparable basis.
Veoneer expects RD&E, net in FY'20 to improve by more than $100 million as compared to 2019, on a comparable basis. Capital expenditures are now expected to be less than $125 million for FY'20.
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
New technologies, creating new levels of interaction and driver support are starting to revolutionize driving, but we also see the driver being actively involved for many years to come. While the industry refers to “Level 2+” or even "Level 2++" Veoneer calls this Collaborative Driving, and includes any SAE level of automation. At the same time there is a growing realization that the introduction of truly self-driving cars will likely take longer and be more expensive than previously anticipated. This fundamental insight opens up new opportunities for companies, including Veoneer, but it also requires adjusting the priorities of resources. As such, we believe that the market will stay mainly focused on Level 1-Level 2+ autonomous driving solutions for the next decade however the recent developments of the COVID-19 pandemic, during the first half of 2020, and perhaps ongoing impact, could affect the evolution of ADAS, Collaborative Driving and AD for consumer purchased light vehicles.
Global Regulatory and Test Rating Developments
Europe continues to take a proactive role in promoting or requiring Active Safety technologies. The European New Car Assessment Program (“NCAP”) continuously updates its test rating program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2030, as compared to 2020. In May 2020 Euro NCAP announced that is was postponing the roll-out of upcoming road map updates by one year (from 2022 to 2023 and from 2024 to 2025). This should help our industry to overcome the situation with respect to the COVID-19 pandemic, but it should not change the overall trend towards introduction of new roadmap requirements, which are just delayed by one year. We anticipate strong global sensor adoption rate increases (forward, side and rear) due to the European NCAP's push for crash avoidance, increased adoption rates due to growing demand around ADAS software features, volume growth due to redundant sensing concepts needed for higher levels of autonomy, potential opportunities in relation to compliance with cyber-security and software updates and step-by-step increased demand for connectivity components as a result.
One June 26, 2020, the UNECE’s World Forum for Harmonization of Vehicle Regulations, announced the first binding international regulation on “level 3” vehicle automation. The new regulation marks an important step towards the wider deployment of automated vehicles to help realize a vision of safer, more sustainable mobility for all. Starting in January 2021 the regulation provides guidelines on the Automated Lane Keep System ("ALKS") feature, requires driver availability recognition systems, and a "black box" data storage system for AD. It also outlines requirements for emergency and minimal risk maneuvers and driver transition demand as well as cyber-security and software update protocols.
On May 17, 2018, the European Commission proposed a new mandate, as part of the European General Safety Regulation ("GSR") road-map through 2028, to make certain Active Safety features compulsory in light vehicles by 2022. During March of 2019 the EU mandate was adopted as initially proposed by the European Commission. We believe that adoption of the mandate will significantly expand demand for our Active Safety products. Indeed, with respect to sensors and ADAS software features, our order intake since the adoption of the mandate seems to reflect the anticipated increase in demand. However, during 2019 we have seen OEM delays in the sourcing of these technologies as customers reconsider how they want to architect and design, in a scalable way to include these new standard technologies. In addition, we believe that the mandate and the European GSR generally will influence other market regulators as they evaluate their respective vehicle test rating programs and safety legislation.

In China, the Ministry of Industry and Information Technology issued the Key Working Points of Intelligent Connected Vehicle Standardization for 2018 to promote and facilitate the development of the intelligent connected vehicles industry, and advance the development of fundamental standards and those that are in urgent demand. The guideline has pointed out that more than 30 key standards will be defined by 2020 to fund the systems for ADAS and low-level autonomous driving, and a system of over 100 standards will be set up by 2025 for higher level autonomous driving. During the third quarter of 2018, the Chinese government commenced testing of new vehicles according to the new China New Car Assessment Program where active safety features like Autonomous Emergency Braking ("AEB") are required to achieve the maximum safety rating.
On October 4, 2018, the U.S. Department of Transportation ("DoT") issued new voluntary guidelines on automated driving systems ("ADS") under its “Preparing for the Future of Transportation: Automated Vehicles 3.0” initiative, building on its “Vision for Safety 2.0” from September 2017, which prioritized aligning federal guidance around twelve safety design elements of interest to the auto industry. This initiative should have a positive impact on the adoption of ADAS and HAD on the road towards Autonomous Vehicles ("AV"). On April 2, 2020 the U.S DoT closed the comment period for the “Automated Vehicles 4.0” which seeks to ensure a consistent U.S. Government approach to AV technologies, and to detail the authorities, research, and investments being made across the United States so that the United States can continue to lead AV technology research, development, and integration.
In 2018 the UN Economic Commission for Europe created a new Working Party to deal with regulations for Automated/Autonomous and Connected Vehicles. In addition to the EU and Japan, which have both started to work closely together to develop ADAS regulations, in the last three years, the U.S. and China have both indicated a willingness to be active in several working groups towards harmonization of future regulations for ADAS and AV. This would create a common umbrella for countries which follow type-approval rules (EU, Japan, Australia) and countries which are outside of type-approval system, e.g., under self-certification regimes (U.S., Korea) or specific national rules (China).
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
Market Overview

Millions (except where specified) IHS as of July 16, 2020	Light Vehicle Production by Region - 2020
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Second Quarter 2020	5.6	1.2	1.2	1.4	2.1	0.3	11.7
Change vs. 2019	7%	(47)%	(61)%	(72)%	(62)%	(48)%	(46)%
For the second quarter of 2020, global light vehicle production (according to IHS) declined by approximately 46% mainly due to the global outbreak of the COVID-19 pandemic. At the beginning of the quarter global LVP was expected to decline by approximately 45%. Major vehicle producing geographies impacted by the pandemic include: Europe (62)%, South Korea (24)%, North America (70)% and Japan (47)% while China increased 7%, as compared to 2019 for the second quarter..

Millions (except where specified) IHS as of July 16, 2020	Light Vehicle Production by Region - 2020
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year 2020	20.1	7.1	8.5	13.8	15.8	1.5	66.8
Change vs. 2019	(14)%	(21)%	(31)%	(25)%	(25)%	(24)%	(22)%
For the full year of 2020, global light vehicle production (according to IHS) is expected to decline by approximately 22%, due the anticipated full year effects of the COVID-19 pandemic. At the beginning of the quarter global LVP was expected to decline by approximately 21%. Every major vehicle producing geography is expected to be impacted by the pandemic including: China (14)%, Europe (25)%, South Korea (16)%, North America (23)% and Japan (21)%.
The expected decline of approximately 19 million light vehicles in 2020 as compared to 2019 is the highest light vehicle decline in a single year on record, and is the third consecutive annual decline in light vehicle production from 2017 when a record 92 million light vehicles were produced.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following analysis illustrates Veoneer’s overall and by segment performance for the three months ended June 30, 2020 and 2019 along with components of change compared to the prior year.
Net Sales by Product
The following tables illustrate Veoneer’s consolidated net sales by product for the three months ended June 30, 2020 and 2019 along with components of change compared to the prior year.

Net Sales	Three Months Ended June 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020	2019	US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	$	$	%	$	%	$	%	$	%
Restraint Control Systems	100	209	(109)	(52)	(4)	(2)	—	—	(105)	(50)
Active Safety	79	184	(105)	(57)	(2)	(1)	—	—	(103)	(56)
Brake Systems	5	96	(91)	(94)	—	—	(81)	(85)	(10)	(64)
Total	$184	$489	$(305)	(62)%	$(6)	(1)%	$(81)	(17)%	$(218)	(53)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Veoneer’s net sales for the quarter declined by 62% to $184 million as compared to 2019. Organic sales1 declined by 53% as compared to the 46% decline in LVP for the quarter. The remainder of the decline was from net currency translation effects of 1% and the Veoneer Nissin Brake Systems ("VNBS")-Asia (defined below) divestiture of 17%. During the quarter, organic sales developed in-line with our expectations from the beginning of the quarter.
Sequentially, from the first quarter in 2020 net sales decreased 49% or $178 million primarily due to the impact of COVID-19 in North America and Europe. The negative impact of COVID-19 on organic sales is estimated to be approximately $190 million during the second quarter.
Restraint Control Systems - Net sales for the quarter of $100 million decreased by 52% as compared to 2019. The organic sales decline of 50% was primarily due to the reduction in LVP driving lower production volumes in Europe and North America.
Active Safety - Net sales for the quarter of $79 million decreased by 57% as compared to 2019. This decline was primarily driven by the organic sales decline of 56%. This under-performance versus the LVP was driven by our higher content per vehicle ("CPV") on premium brands in North America and Europe, where the LVP declined 70% and 62%, respectively.
The COVID-19 impact on lower underlying LVP in our major markets for our Active Safety products more than offset the strong demand for mono, stereo and thermal camera systems and ADAS ECUs on several models.
Brake Systems - Net sales for the quarter of $5 million decreased by 94% as compared to 2019. The VNBS-Asia divestiture accounted for a 85% decline or $81 million while the remaining organic sales decline was $10 million or approximately 64%.

Electronics Segment	Three Months Ended June 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	179		393		(214)	(55)	(6)	(2)	(208)	(53)
Operating Loss / Margin	(29)	(16.0)	(101)	(25.7)	72
Segment EBITDA1 / Margin	(6)	(3.2)	(81)	(20.5)	75
Associates	6,705		7,763		(1,058)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales for the Electronics segment decreased by $214 million to $179 million for the quarter as compared to 2019. This sales decline was mainly due to the organic sales1 decline in Restraint Control Systems and Active Safety of $105 million and $103 million, respectively, along with the currency translation effects of $6 million.

Operating Loss - The operating loss for the Electronics segment of $29 million for the quarter decreased by $72 million as compared to 2019, mainly due to the higher than normal engineering reimbursements and recovery from Nissin Kogyo, which mitigated the negative LVP impact from COVID-19, causing the lower organic sales for the segment.
EBITDA1 - The EBITDA loss for the Electronics segment decreased by $75 million to negative $6 million for the quarter as compared to 2019. This change is mainly due to the operating loss improvement for the segment while depreciation and amortization increased by $3 million.
Associates - Associates in the Electronics segment decreased by 1,058 net to 6,705 as compared to 2019, mainly due to a reduction in engineering of approximately 550 and direct labor of approximately 500. Temporary associates decreased by approximately 450 reflecting the volume decline as compared to 2019.
Deliveries - The deliveries during the quarter were 2.3 million units for Restraint Controls Systems and 0.9 million units for Active Safety.

Brake Systems Segment	Three Months Ended June 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	%	$	%	$	%	$	%	$	%	$	%
Net Sales	5		96		(91)	(94)	—	—	(81)	(85)	(10)	(64)
Operating Loss / Margin	(20)	(372.3)	(17)	(18.3)	(3)
Segment EBITDA1 / Margin	(20)	(365.2)	(7)	(7.4)	(13)
Associates	350		1,415		(1,065)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales for the Brake Systems segment decreased by $91 million to $5 million for the quarter as compared to 2019. The sales decrease was mainly attributable to the VNBS-Asia divestiture of $81 million.
Operating Loss - The operating loss for the Brake Systems segment for the quarter increased $3 million to $20 million as compared to 2019. This change was mainly due to the divestiture of VNBS-Asia where the loss in 2019 was $2 million for the quarter and lower volumes in the remaining legacy Honda business.
EBITDA1 - The EBITDA loss for Brake Systems segment increased by $13 million to negative $20 million for the quarter as compared to 2019. This change was mainly due to the net effect of the VNBS-Asia divestiture and lower amortization of intangibles related to Veoneer Brake Systems (VBS)-US.
Associates - The number of associates in the Brake Systems segment decreased by 1,065 to 350 net as compared to 2019, mainly due to the divestiture impact of 1,080 associates related to VNBS-Asia.
Deliveries - The deliveries during the quarter were 0.012 million units for the Brake Systems segment.

Corporate and Other	Three Months Ended June 30
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	$—		$—		$—
Operating Loss / Margin	$(15)	—%	$(19)	—%	$4
EBITDA1 / Margin	$(15)	—%	$(18)	—%	$3
Associates	40		57		(17)
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA1 - The operating loss and EBITDA for Corporate and other for the quarter decreased to $15 million from an operating loss of $19 million and EBITDA of $(18) million in 2019. This decrease was primarily due to lower IT, consultancy and associate related costs.
Associates - The number of associates decreased by 17 to 40 for the quarter as compared to 2019 due to a reduction in temporary associates related to process improvements of being a standalone company.

The Veoneer associates and financial figures for the quarter are comparable to 2019 as the second quarter of 2018 was the last quarter of carve-out reporting.
Veoneer Performance

Income Statement	Three Months Ended June 30
(Dollars in millions, except per share data)	2020		2019
	$	%	$	%	Change
Net sales	$184		$489		$(305)
Cost of sales	(181)	(98.1)%	(412)	(84.3)%	231
Gross profit	$3	1.9%	$77	15.7%	$(74)
Selling, general & administrative expenses	(38)	(20.6)%	(50)	(10.3)%	12
Research, development & engineering expenses, net	(44)	(24.1)%	(159)	(32.4)%	115
Amortization of intangibles	(1)	(0.7)%	(6)	(1.3)%	5
Other income, net	16	8.7%	1	0.2%	15
Operating loss	$(64)	(34.8)%	$(137)	(28.0)%	$73
Loss from equity method investments	(19)	(10.6)%	(18)	(3.6)%	(1)
Interest income	3	1.4%	4	0.9%	(1)
Interest expense	(5)	(2.8)%	(2)	(0.4)%	(3)
Other non-operating items, net	(3)	(1.4)%	1	0.2%	(4)
Loss before income taxes	$(88)	(47.6)%	$(152)	(31.1)%	$64
Income tax benefit (expense)	(2)	(1.1)%	10	2.0%	(12)
Net loss[1]	$(90)	(48.6)%	$(142)	(29.0)%	52
Less: Net loss attributable to non-controlling interest	—	0.0%	(9)	1.8%	9
Net loss attributable to controlling interest	$(90)	(48.6)%	$(133)	(27.2)%	$43
Net loss per share – basic[2]	$(0.80)		$(1.39)		$0.59
Weighted average number of shares outstanding [2]	111.58		96.06		15.52
1 Including Corporate and other sales. 2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - The gross profit for the quarter of $3 million was $74 million lower as compared to 2019, where the negative LVP was the main contributor causing the lower organic sales. Net currency effects and the VNBS-Asia divestiture were $(2) million and $(13) million, respectively.
The RD&E, net of $44 million for the quarter decreased $115 million as compared to 2019, due to lower gross costs and higher engineering reimbursements, where $81 million was related to work previously completed. The VNBS-Asia divestiture benefit was $7 million.
The SG&A expense of $38 million for the quarter decreased $12 million as compared to 2019, due to lower consultancy, IT and associate related costs. The VNBS-Asia divestiture benefit was $4 million.
Other income and amortization of intangibles combined improved $20 million for the quarter as compared to 2019 mainly due to lower amortization of intangibles including $3 million related to the VNBS-Asia divestiture and the $20 million recovery from Nissin Kogyo.
Operating Loss - The operating loss for the quarter of $64 million decreased by $73 million as compared to 2019, despite the decline in organic sales. The VNBS-Asia divestiture benefit was $2 million while net currency effects were $1 million for the quarter.
The interest expense, net for the quarter was $4 million higher as compared to 2019, due to interest expense related to the convertible debt while other operating items, net decreased $4 million due to a $2 million investment loss in 2020 and a $1 million currency gain in 2019.
Income tax expense of $2 million for the quarter was $12 million higher as compared to 2019 mainly due to a discrete tax benefit of $8 million and a $5 million tax benefit from the convertible debt issuance, both in 2019.

Net Loss - The net loss for the quarter of $90 million decreased by $52 million as compared to 2019, primarily due to the operating loss improvement. The equity method investment loss increased $1 million as compared to 2019. The non-controlling interest was $9 million higher as compared to 2019 due to the VNBS-Asia divestiture in February 2020.
Loss per Share - The loss per share of $0.80 improved by $0.59 for the quarter as compared to 2019. This decline was mainly due to the operating loss improvement of $0.65 per share while the share count increase from the 2019 capital raise reduced the loss by $0.17.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following analysis illustrates Veoneer’s overall and by segment performance for the six months ended June 30, 2020 and 2019 along with components of change compared to the prior year.
Net Sales by Product
The following tables illustrate Veoneer’s consolidated net sales by product for the six months ended June 30, 2020 and 2019 along with components of change compared to the prior year.

Net Sales	Six Months Ended June 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020	2019	US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	$	$	%	$	%	$	%	$	%
Restraint Control Systems	262	425	(163)	(38)	(9)	(2)	—	—	(154)	(36)
Active Safety	241	375	(134)	(36)	(7)	(2)	—	—	(127)	(34)
Brake Systems	43	184	(141)	(77)	—	—	(128)	(70)	(13)	(41)
Total	$546	$984	$(438)	(44)%	$(16)	(2)%	$(128)	(13)%	$(294)	(35)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Veoneer’s net sales for the first half declined by 44% to $546 million as compared to 2019. The organic sales1 declined by 35%, as compared to the 34% reduction in LVP for the same period. The remainder of the decline was from net currency translation effects of 2% and VNBS-Asia divestiture of 13%.
During the first half, excluding brake systems, the organic sales declined in North America 47%, Europe 27% and Asia 32%, primarily due to the negative impact of COVID-19. These negative effects mostly impacted North America and Europe from mid-March through May and Asia from February through mid-April.
Restraint Control Systems - Net sales for the first half of $262 million decreased by 38% as compared to 2019. The organic sales decline of 36% was primarily due to the LVP decline driving lower volumes in North America and Europe.
Active Safety - Net sales for the first half decreased by 36% to $241 million as compared to 2019. This decline was primarily driven by the organic sales decline of 34%. This performance versus the LVP was driven by our strong product content on premium brands in Europe, where we have a relatively higher CPV than in other markets.
Strong demand for mono, stereo and thermal camera systems and ADAS ECUs on several models drove an increase in organic sales. This growth was more than offset by the volume effect from the product mix shift from our 24Ghz to 77Ghz radar technology and the phase-out of certain mono-vision programs with BMW, and lower underlying LVP mainly driven by the impact of COVID-19.
Brake Systems - Net sales for the first half decreased by 77% to $43 million as compared to 2019. The organic sales decline of 41% was $13 million, however the VNBS-Asia divestiture accounted for a year-over-year decline of $128 million or 70%.

Electronics Segment	Six Months Ended June 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	503		800		(297)	(37)	(16)	(2)	(281)	(35)
Operating Loss / Margin	(123)	(24.4)	(191)	(23.9)	68
Segment EBITDA1 / Margin	(78)	(15.5)	(151)	(18.9)	73
Associates	6,705		7,763		(1,058)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales for the Electronics segment decreased by $297 million to $503 million for the first half as compared to 2019. This sales decline was mainly due to the organic sales1 decline in Active Safety and Restraint Control Systems of $127 million and $154 million, respectively, along with the currency translation effects of $16 million.
Operating Loss - The operating loss for the Electronics segment of $123 million for the first half decreased by $68 million as compared to 2019, primarily due to the higher than normal engineering reimbursements, lower RD&E costs and the recovery from Nissin Kogyo, which mitigated the negative LVP impact from COVID-19, and volume and product mix effects causing the lower organic sales for the segment.
EBITDA1 - The EBITDA loss for Electronics segment decreased by $73 million to negative $78 million for the first half as compared to 2019. This change is mainly due to the decrease in operating loss for the segment while depreciation and amortization increased by $5 million.
Associates - Associates in the Electronics segment decreased by 473 net to 6,705 as compared to the previous quarter, mainly due to a reduction in engineering of approximately 180 and direct labor of approximately 200. Temporary associates decreased by approximately 135 reflecting the production volume decline.
Deliveries - The deliveries during the quarter were 6.0 million units for Restraint Controls Systems and 2.7 million units for Active Safety.

Brake Systems Segment	Six Months Ended June 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	%	$	%	$	%	$	%	$	%	$	%
Net Sales	43		184		(141)	(77)	—	—%	$(128)	(70)	(13)	(41)
Operating Loss / Margin	(33)	(78.1)	(37)	(20.1)	4
Segment EBITDA1 / Margin	(32)	(74.8)	(17)	(9.4)	(15)
Associates	350		1,415		(1,065)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales for the Brake Systems segment decreased by $141 million to $43 million for the first half as compared to 2019. The sales decrease was mainly attributable to the VNBS-Asia divestiture of $128 million.
Operating Loss - The operating loss for the Brake Systems segment for the first half decreased to $33 million from $37 million as compared to 2019. This change was mainly due to the divestiture of VNBS-Asia where the loss in 2019 was $9 million for the first half.
EBITDA1 - The segment EBITDA loss for Brake Systems increased by $15 million to negative $32 million for the first half as compared to 2019. This change was mainly due to the net effect of the VNBS-Asia divestiture.
Associates - The number of associates in the Brake Systems segment of 350 net remained essentially unchanged from the previous quarter.
Deliveries - The deliveries during the first half were 0.2 million units for the Brake Systems.

Corporate and Other	Six Months Ended June 30
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	$—		$—		$—
Operating Loss / Margin	$(30)	—%	$(37)	—%	$7
EBITDA1 / Margin	$(30)	—%	$(37)	—%	$7
Associates	40		57		(17)
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA1 - The operating loss and EBITDA for Corporate and other for the first half decreased by $7 million from an operating loss of $37 million and EBITDA $(37) million as compared to 2019. This decrease was primarily due to lower IT, consultancy and associate related costs.
Associates - The number of associates decreased by 2 to 40 from the previous quarter due to a reduction in SG&A related to process improvements of being a standalone company.
The Veoneer associates and financial figures for the first half are comparable to 2019 as the second quarter of 2018 was the last quarter of carve-out reporting.
Veoneer Performance

Income Statement	Six Months Ended June 30
(Dollars in millions, except per share data)	2020		2019
	$	%	$	%	Change
Net sales	$546		$984		$(438)
Cost of sales	(490)	(89.7)%	(822)	(83.5)%	332
Gross profit	$56	10.3%	$162	16.5%	$(106)
Selling, general & administrative expenses	(82)	(14.9)%	(102)	(10.4)%	20
Research, development & engineering expenses, net	(175)	(32.0)%	(315)	(32.0)%	140
Amortization of intangibles	(3)	(0.5)%	(11)	(1.1)%	8
Other income, net	18	3.3%	1	0.1%	17
Operating loss	$(186)	(34.1)%	$(265)	(27.0)%	$79
Loss on divestiture and assets held for sales, net	(67)	(12.3)%	—	0.0%	(67)
Loss from equity method investments	(38)	(6.9)%	(35)	(3.5)%	(3)
Interest income	7	1.2%	8	0.8%	(1)
Interest expense	(10)	(1.8)%	(3)	(0.2)%	(7)
Other non-operating items, net	(1)	(0.1)%	1	0.1%	(2)
Loss before income taxes	$(295)	(54.0)%	$(294)	(29.9)%	$(1)
Income tax benefit (expense)	(26)	(4.7)%	4	0.5%	(30)
Net loss[1]	$(321)	(58.8)%	$(290)	(29.5)%	$(31)
Less: Net Income (loss) attributable to non-controlling interest	1	(0.3)%	(20)	2.0%	21
Net loss attributable to controlling interest	$(322)	(59.0)%	$(270)	(27.4)%	$(52)
Net loss per share – basic[2]	$(2.89)		$(2.94)		$0.05
Weighted average number of shares outstanding [2]	111.52		91.68		19.84
1 Including Corporate and other sales. 2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - The gross profit for the first half of $56 million was $106 million lower as compared to 2019, where the negative LVP and volume and product mix effects that caused the lower organic sales were the main contributors. Net currency effects and the VNBS-Asia divestiture were $(2) million and $(19) million, respectively.
The RD&E, net of $175 million decreased by $140 million as compared to 2019, due to higher than normal engineering reimbursements and lower gross costs. The VNBS-Asia divestiture benefit was $15 million.

The SG&A expense of $82 million for the first half decreased by $20 million as compared to 2019, due to lower consultancy, IT and associate related costs. The VNBS-Asia divestiture benefit was $7 million.
Other income and amortization of intangibles combined were $25 million higher for the first half as compared to 2019 mainly due to lower amortization of intangibles including $7 million related to VNBS-Asia divestiture and $20 million recovery from Nissin Kogyo.
Operating Loss - The operating loss for the first half of $186 million improved by $79 million as compared to 2019, despite the drop in organic sales. The VNBS-Asia divestiture benefit was $10 million while net currency effects were $5 million.
The interest expense, net for the first half was $8 million lower as compared to 2019, due to interest expense related to the convertible debt of $8 million. Other non-operating items, net of $(1) million increased $2 million primarily due to an investment loss in 2020.
Income tax expense of $26 million for the first half was $30 million higher as compared to 2019. This is due to a $4 million discrete tax benefit and $5 million tax benefit from the convertible debt issuance in 2019 and discrete tax expense of $22 million on the VNBS sale in 2020. The non-controlling interest expense was $21 million unfavorable as compared to 2019. This is due to the exclusion of VBS-US from non-controlling interest and the divestiture of VNBS-Asia.
Net Loss - The net loss for the first half of $321 million increased by $31 million as compared to 2019, primarily due to the combined $67 million net loss, from the divestiture gain on VNBS-Asia of $77 million and the impairment of VBS-US assets held for sale of $(144) million, while the equity method investment loss increased by $3 million.
Loss per Share - The loss per share of $2.89 for the first half decreased by $0.05 as compared to 2019. The lower operating loss more than off-setting the combined net loss from the VNBS-Asia divestiture gain, and VBS-US impairment. The share count increase from the equity raise in 2019 reduced the loss by $0.70 per share.
Non-U.S. GAAP Financial Measures
Non-U.S. GAAP financial measures are reconciled throughout this report.
In this report we refer to organic sales or changes in organic sales growth, a non-U.S. GAAP financial measure that we, investors and analysts use to analyze the Company's sales trends and performance. We believe that this measure assists investors and management in analyzing trends in the Company's business because the Company generates approximately 68% of its sales in currencies other than in U.S. dollars (its reporting currency) and currency rates have been and can be rather volatile. Organic sales and organic sales growth represent the increase or decrease in the overall U.S. dollar net sales and percentage change on a comparable basis thereby excluding any structural impacts. This facilitates separate discussions of the impact of acquisitions and divestitures and exchange rates on the Company’s performance. The tables in this report present the reconciliation of the changes in the total U.S. GAAP net sales to changes in organic sales growth.
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
Reconciliations of U.S. GAAP to Non-U.S. GAAP Financial Measures

Net Loss to EBITDA	Three Months Ended June 30		Six Months Ended June 30		Last 12 Months	Full Year 2019
Dollars in millions	2020	2019	2020	2019
Net Loss	$(90)	$(142)	$(321)	$(290)	$(552)	$(522)
Net loss on divestiture and assets held for sale	—	—	67	0	67	—
Depreciation and amortization	23	31	46	60	101	115
Loss from equity method investment	19	18	38	35	73	70
Interest and other non-operating items, net	5	(3)	4	(6)	2	(9)
Income tax expense (benefit)	2	(10)	26	(4)	30	1
EBITDA	$(41)	$(106)	$(140)	$(205)	$(279)	$(345)

Segment EBITDA to EBITDA	Three Months Ended June 30		Six Months Ended June 30		Last 12 Months	Full Year 2019
Dollars in millions	2020	2019	2020	2019
Electronics	$(6)	$(81)	$(78)	$(151)	$(169)	$(242)
Brake Systems	(20)	(7)	(32)	(17)	(46)	(32)
Segment EBITDA	$(26)	$(88)	$(110)	$(168)	$(215)	$(274)
Corporate and other	(15)	(18)	(30)	(37)	(64)	(71)
EBITDA	$(41)	$(106)	$(140)	$(205)	$(279)	$(345)

Working Capital to Net Working Capital	June 30, 2020	June 30, 2019	March 31, 2020	March 31, 2019	December 31, 2019	December 31, 2018
Dollars in millions
Total current assets	$1,260	$1,758	$1,407	$1,352	$1,649	$1,543
less Total current liabilities	429	572	507	593	591	636
Working Capital	$831	$1,185	$900	$759	$1,058	$907
less Cash and cash equivalents	(851)	(1,204)	(970)	(715)	(859)	(864)
less Short-term debt	20	20	3	—	3	—
less Net of Assets and Liabilities held for sale	(11)	—	(19)	—	(199)	—
Net Working Capital	$(11)	$1	$(86)	$44	$3	$42

Cash Flow before Financing Activities	Three Months Ended June 30		Six Months Ended June 30		Last 12 Months	Full Year 2019
Dollars in millions	2020	2019	2020	2019
Net cash used in Operating Activities	$(107)	$(70)	$(116)	$(160)	$(281)	$(325)
Plus Net cash provided by (used in) Investing Activities	(34)	(65)	99	(119)	(47)	(265)
Cash flow before Financing Activities	$(141)	$(135)	$(17)	$(279)	$(328)	$(590)

Liquidity and Capital Resources
Liquidity
As of June 30, 2020, the Company had cash and cash equivalents of $851 million.
The Company's primary source of liquidity is its existing cash balance of $851 million, which will primarily be used for ongoing working capital requirements and capital expenditures. The Company believes that its existing cash resources will be sufficient to support its current operations for at least the next twelve months.

The Company has no material obligations other than short-term obligations related to operations, inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.
Autotech - On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of June 30, 2020, Veoneer contributed a total of $12 million to the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the partnership.
Zenuity - On April 2, 2020 Veoneer and Volvo Cars announced a preliminary agreement to separate the Zenuity JV, allowing each company to focus on their strategic priorities. The parties entered into definitive agreements and effected the separation on July 1, 2020. Prior to the separation and during the second quarter the Company made a funding contribution to the joint venture of $9 million.
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
VNBS - On October 30, 2019, Veoneer signed definitive agreements to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ"), the entities that comprised VNBS at the time of such agreements, referred to herein as “VNBS-Asia”, to its joint venture partner Nissin-Kogyo Co., Ltd., and Honda Motor Co., Ltd. The aggregate purchase price was $176 million. The divestiture was completed on February 3, 2020 under the definitive agreements, and the VNBS joint venture was terminated.
Cash Flows

Selected Cash flow items	Six Months Ended June 30
(Dollars in millions, except where specified)	2020	2019
Net working capital [1]	$(11)	$1
Net cash used in operating activities	$(116)	$(160)
Capital expenditures	$(51)	$(109)
Equity method investments	$(25)	$(11)
Net cash provided by (used in) investing activities	$99	$(119)
Cash flow before financing activities [1]	$(17)	$(279)
Net cash provided by (used in) financing activities	$9	$629
1 Non-U.S. GAAP measure, see reconciliation above
Net Working Capital1 - The positive change in net working capital of $14 million for the first half was due to the $30 million reversal of timing effects at year-end and further improvements in receivables partially offset by the negative COVID-19 timing effects in the second quarter.
Days receivables outstanding, outstanding receivables relative to average daily sales was 90 days for June 30, 2020, as compared to 54 days at June 30, 2019. This increase is mainly due to the majority of the sales for the second quarter this year occurred during the second half of the quarter and remain uncollected at the end of the quarter. Days inventory outstanding, outstanding inventory relative to average daily sales, increased to 66 days as of June 30, 2020, as compared to 29 days at June 30, 2019. This ratio increased year-over-year due the sharp ramp-up of production during the second half of the quarter and the need to maintain minimum inventory stock to avoid customer shutdowns. Both of these ratio deteriorated during the quarter due to the COVID-19 pandemic.
Net cash used in operating activities - Net cash used in operating activities of $116 million during the first half was $44 million favorable as compared to 2019. The improvement was primarily driven by the net working capital improvement and the lower operating loss.

Capital Expenditures - Capital expenditures of $51 million for the first half decreased by $58 million as compared to 2019 mainly due to lower investments in VBS-US, facility expansions, and engineering related IT. The benefit of the VNBS-Asia divestiture was $16 million.
Net cash proceeds from investing activities - Net cash proceeds from investing activities of $99 million during the first half was $218 million higher as compared to 2019. This was due to lower capital expenditures of $58 million and the VNBS-Asia divestiture of $176 million.
Cash flow before financing activities1 - The cash flow before financing activities of $(17) million for the first half was $262 million better as compared to 2019 mainly due to improved net working capital, lower capital expenditures and the VNBS-Asia divestiture.
Number of Associates

		June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
TOTAL		7,095	7,571	8,874	9,127	9,235
Whereof:	Direct Manufacturing	1,130	1,326	2,002	2,116	2,153
	RD&E	4,404	4,590	4,907	5,086	5,154
	Temporary	1,031	1,166	1,396	1,630	1,659
The net number of associates decreased by 476 to 7,095 during the quarter as compared to 7,571 in the previous quarter. The Company had close to 15% of its full-time equivalent workforce on furlough, layoff or short work weeks during the quarter while close to 4,500 associates have been working remotely since mid-March.
The decrease of 476 associates was mainly due to reductions in direct manufacturing and RD&E of 196 and 186, respectively. Temporary associates declined by 135 during the quarter. Overall, these reductions are primarily a result of our MAIs to mitigate the negative impact of COVID-19 on our business and engineering efficiency improvements.
The net number of associates decreased by 2,140 to 7,095 during the quarter from 9,235 as compared to the second quarter in 2019. The VNBS-Asia divestiture effect on the decline was 1,080 associates.
The underlying Veoneer decrease of 1,060 associates, as compared to the second quarter in 2019, was mainly due to reductions in direct manufacturing and RD&E of 504 and 534, respectively, while temporary associates declined by 628 as compared to the second quarter in 2019. These reductions are primarily a result of our MAIs to mitigate the impact of the negative impact of COVID-19 on our business and engineering efficiency improvements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2020, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
The impact of the COVID-19 pandemic, including widespread illness, market downturns, restrictions on business and individual activities, changes in consumer behavior, and uncertainty regarding the future course of the pandemic, has created significant volatility in the global economy and led to a steep drop in economic activity. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful, This COVID-19 pandemic has significantly disrupted, and may continue to disrupt, the automotive industry, light vehicle production (“LVP”) and automotive sales in markets around the world. Such disruptions include the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. Global LVP has decreased significantly since early 2020 and during the second quarter some vehicle manufacturers temporarily ceased manufacturing operations in some countries and regions, including the United States and Europe As a result, we have experienced, and may continue to experience, declines in the production and distribution of our products and the loss of sales to our customers. As production resumes, production volumes have been and may continue to be volatile.
If the global economic effects caused by the pandemic continue or increase, overall customer demand may continue to decline which would have a material and adverse effect on our business, results of operations and financial condition.
Given the high level of research and development ("R&D") spend that is required to develop and launch our products, a sustained decline in LVP or vehicle sales may delay the return on our investment in R&D and a return on the resources expended to ensure timely and quality launches, which could have a material adverse effect on our financial condition and results of operations. A prolonged downturn in regional and global economic conditions or LVP would likely result in us experiencing a significantly negative cash flow.
In addition, if the COVID-19 pandemic continues or worsens and a significant portion of our workforce, our suppliers’ workforce, or our customers’ workforce are affected, either directly or due to new or extended government closures or otherwise, associated work stoppages or facility closures would halt or further delay production.
The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak, its impact on our customers and suppliers, how quickly, and to what extent normal economic and operating conditions, and the demand for our products can resume and whether the pandemic leads to recessionary conditions in any of our key markets that may continue to impact customer demand and the financial instability or operating viability of our suppliers and customers. Accordingly, the ultimate impact of the COVID-19 pandemic on our financial condition and results of operations cannot be determined at this time. Despite the uncertainty of the COVID-19 situation, we expect our full year 2020 results of operations to be adversely affected.
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

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (filing date May 29, 2019).

10.1*+	Employment Agreement, dated May 6, 2020, by and between Veoneer, Inc. and Christer Lundström.

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 24, 2020
VEONEER, INC.
(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)