Form 10-Q
period 2020-09-30
Veoneer, Inc.
filed 2020-10-23
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 16, 2020, there were 111,594,984 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
Exhibit index located on page 43

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
New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: general economic conditions; the cyclical nature of automotive sales and production; the impact of the coronavirus pandemic (COVID-19) on the Company’s financial condition, business operations and liquidity; the impact of COVID-19 on our customers and their production and product launch schedules; the impact of COVID-19 on our suppliers and availability of components for our products; our ability to complete the transaction contemplated by the non-binding agreement with Qualcomm Technologies, which is subject to the negotiation and documentation of a definitive agreement; changes in general industry and market conditions or regional growth or decline; further decreases in light vehicle production; our ability to achieve the intended benefits from our separation from our former parent; our ability to be awarded new business or loss of business from increased competition; higher than anticipated costs and use of resources related to developing new technologies; higher raw material, energy and commodity costs; component shortages; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; our ability to share RD&E costs with our customers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other post-retirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; and other risks and uncertainties identified in Part I Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A -“Risk Factors” and in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission ("SEC") on February 21, 2020.

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

Veoneer, Inc.

Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Veoneer, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended September 30		Nine Months Ended September 30
		2020	2019	2020	2019
Net sales	Note 3	$371	$462	$918	$1,446
Cost of sales		(317)	(389)	(808)	(1,211)
Gross profit		54	73	110	235
Selling, general and administrative expenses		(43)	(45)	(124)	(148)
Research, development and engineering expenses, net		(124)	(144)	(299)	(459)
Amortization of intangibles		(1)	(6)	(4)	(17)
Other income, net		11	—	27	1
Operating loss		(103)	(122)	(290)	(388)
Loss on divestiture and assets impairment charge, net	Note 5, 10	(24)	—	(91)	—
Loss from equity method investment	Note 10	(1)	(16)	(39)	(50)
Interest income		1	7	8	14
Interest expense		(5)	(5)	(15)	(7)
Other non-operating items, net		—	—	—	1
Loss before income taxes	Note 16	(132)	(136)	(427)	(430)
Income tax (expense) benefit	Note 8	—	(3)	(26)	1
Net loss		(132)	(139)	(453)	(429)
Less: Net income (loss) attributable to non-controlling interest		—	(6)	1	(26)
Net loss attributable to controlling interest		$(132)	$(133)	$(454)	$(403)

Net loss per share - basic and diluted	Note 15	$(1.18)	$(1.20)	$(4.07)	$(4.10)

Weighted average number of shares outstanding (in millions)		111.59	111.40	111.55	98.32
Weighted average number of shares outstanding, assuming dilution (in millions)		111.59	111.40	111.55	98.32
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net loss	$(132)	$(139)	$(453)	$(429)
Other comprehensive loss, before tax:
Change in cumulative translation adjustment	15	(27)	15	(40)
Other comprehensive income (loss), before tax	15	(27)	15	(40)
Other comprehensive income (loss), net of tax	15	(27)	15	(40)
Comprehensive loss	(117)	(166)	(438)	(469)
Less: Comprehensive income (loss) attributable to non-controlling interest	—	(7)	2	(26)
Comprehensive loss attributable to controlling interest	$(117)	$(159)	$(440)	$(443)
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents		$846	$859
Receivables, net		245	253
Inventories, net	Note 9	124	144
Related party receivables	Note 17	6	11
Prepaid expenses and other contract assets		32	47
Other current assets		20	18
Assets held for sale	Note 5	—	317
Total current assets		1,273	1,649
Property, plant and equipment, net		413	473
Operating lease right-of-use assets		86	100
Equity method investment	Note 10	129	87
Goodwill		314	290
Intangible assets, net		22	17
Deferred tax assets		6	7
Investments		9	9
Other non-current assets		27	111
Total assets		$2,279	$2,743
Liabilities and equity
Accounts payable		$223	$233
Related party payables	Note 17	1	3
Accrued expenses	Note 11	230	192
Income tax payable		28	7
Related party short-term debt	Note 17	14	1
Other current liabilities		51	37
Liabilities held for sale	Note 5	—	118
Total current liabilities		547	591
4.00% Convertible Senior Notes due 2024	Note 6	167	160
Related party long-term debt	Note 17	103	—
Pension liability	Note 12	18	17
Deferred tax liabilities		10	13
Operating lease non-current liabilities		68	82
Finance lease non-current liabilities		42	33
Other non-current liabilities		26	29
Total non-current liabilities		434	334
Equity
Common stock (par value $1.00, 325 million shares authorized, 111 million shares issued and outstanding as of September 30, 2020 and December 31, 2019)		111	111
Additional paid-in capital		2,349	2,343
Accumulated deficit		(1135)	(681)
Accumulated other comprehensive loss		(27)	(44)
Total equity		1,298	1,729
Non-controlling interest		—	89
Total equity and non-controlling interest		1,298	1,818
Total liabilities, equity and non-controlling interest		$2,279	$2,743
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Nine months ended September 30, 2020
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$111	$2,343	$(681)	$(44)	$89	$1,818
Net loss	—	—	(454)	—	1	(453)
Foreign currency translation	—	—	—	14	1	15
Stock based compensation expense	—	6	—	—	—	6
Business divestitures	—	—	—	3	(91)	(88)
Balance at end of period	$111	$2,349	$(1,135)	$(27)	$—	$1,298

	Nine months ended September 30, 2019
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$87	$1,938	$(181)	$(19)	$101	$1,927
Comprehensive Income (Loss):
Net loss	—	—	(403)	—	(26)	(429)
Foreign currency translation	—	—	—	(40)	—	(40)
Stock based compensation expense	—	5	—	—	—	5
Issuance of common stock	24	379	—	—	—	403
Purchase of minority interest	—	(14)	—	—	14	—
Equity component of issuance of convertible notes, net (Note 6)	—	35	—	—	—	35
Balance at end of period	$111	$2,343	$(584)	$(59)	$89	$1,900

Veoneer, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Nine Months Ended September 30
	2020	2019
Operating activities
Net loss	$(453)	$(429)
Depreciation and amortization	73	90
Gain on divestitures	(77)	—
Assets impairment charge	168	—
Undistributed loss from equity method investments	39	50
Stock-based compensation	6	5
Deferred income taxes	(3)	(7)
Other, net	3	(7)
Change in operating assets and liabilities:
Receivables, gross	36	48
Accrued expenses	45	42
Related party receivables and payables, net	4	37
Accounts payable	(8)	(18)
Prepaid expenses and other contract assets	14	(10)
Inventories, gross	15	1
Income taxes	20	—
Other current assets and liabilities, net	3	(23)
Net cash used in operating activities	(115)	(221)

Investing activities
Proceeds from divestitures	198	—
Capital expenditures	(70)	(168)
Equity method investment	10	(32)
Short-term investments mature into cash	—	5
Long term investments	(1)	(3)
Proceeds from sale of property, plant and equipment	10	—
Acquisition of intangible assets	(10)	—
Acquisition of business net of cash acquired	(33)	—
Net cash provided by (used in) investing activities	104	(198)

Financing activities
Issuance of common stock	—	405
Dividend paid to non-controlling interest	(5)	—
(Payments for) proceeds from long-term debt	(1)	206
(Payments for) Proceeds from short-term debt	(2)	22
Net increase in related party short-term debt	—	1
Net cash (used in) provided by financing activities	(8)	634
Effect of exchange rate changes on cash and cash equivalents	6	(17)
Increase (decrease) in cash and cash equivalents	(13)	198
Cash and cash equivalents at beginning of period	859	864
Cash and cash equivalents at end of period	$846	$1,062
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
The Company has two operating segments, Electronics and Brake Systems. Electronics includes all electronics resources and expertise, Restraint Control Systems and Active Safety products, and Brake Systems provides brake control and actuation systems. The Asian business of the Brake Systems segment was sold on February 3, 2020 and the majority of the Brake Systems business in North America was sold on August 10, 2020. The remaining Brake Systems business is no longer a reportable segment due to immateriality.
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
Divestiture of Veoneer Nissin Brake System ("VNBS")
On October 30, 2019, Veoneer signed definitive agreements to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ") entities that comprise VNBS to its joint venture partner Nissin-Kogyo Co., Ltd. (“Nissin Kogyo”), and Honda Motor Co., Ltd. The aggregate purchase price was $176 million. The divestiture of VNBJ and VNBZ was structured as two separate transactions each of which was completed on February 3, 2020, and the VNBS joint venture was terminated. See Note 5 "Divestiture and held for sale" for additional information.
Divestiture of Veoneer Brake Systems ("VBS")
On August 10, 2020 Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF Friedrichshafen AG ("ZF"). The aggregate purchase price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement. See Note 5 "Divestiture and held for sale" for additional information.

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
Research, development and engineering
In early 2019, as a result of multiple factors, including general market conditions, numerous customer change requests, and challenges involved in developing new technologies for various customer programs, Veoneer launched a broad initiative to have its customers contribute more to the cost of developing these programs. The Company began to approach customers to negotiate or renegotiate new or existing agreements to provide for more favorable cost sharing terms. As part of this initiative, Veoneer approached a certain customer to adjust the terms of existing award agreements. On May 20, 2020, the Company entered into an adjustment agreement with such customer and received a lump sum settlement of $65 million for past research, development and engineering costs and implementation of change requests, and $11 million for software specific future development.
During the second quarter of 2020, the Company received a total of $76 million from the adjustment agreement. According to the Company’s accounting policies, research, development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to further customize existing products for specific customers.
For the nine months ended September 30, 2020, the Company recognized a total reimbursement from customers of $82 million for past completed engineering services as a reduction of research, development and engineering costs on the unaudited Condensed Consolidated Statement of Operations.
In addition, as of September 30, 2020, the Company recognized $15 million from the adjustment agreement as deferred income reported among Other current liabilities in the unaudited Condensed Consolidated Balance Sheet. The deferred amount will be recognized in a systematic way and in proportion to the completion of the future engineering services related to the adjustment agreement as reimbursement from customers.
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

Concentration of Credit Risk
A substantial majority of the Company’s trade receivables are derived from sales to OEMs. For the three and nine months ended September 30, 2020 the Company’s four largest customers accounted for 55% and 57% of net sales, respectively and for the three and nine months ended September 30, 2019, the Company’s four largest customers accounted for 61% and 59% of net sales, respectively. Additionally, as of September 30, 2020 and December 31, 2019, these four largest customers accounted for 41% and 39%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. The Company believes that credit risks are moderated by the financial stability of the Company’s major customers.
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
In November 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606, which (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC Topic 606, Revenue from Contracts with Customers (Topic 606), when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in Topic 808 to align with Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606, (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The Company adopted ASU 2018-18 in the first quarter of 2020. The adoption of ASU 2018-18 did not have a material impact on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2018-18 in the first quarter of 2020. The adoption of ASU 2018-13 did not have a material impact on the Company's condensed consolidated financial statements.

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
Note 3. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary region and products.
Net Sales by Region

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$85	$—	$85	$80	$77	$157
Americas	123	13	136	133	14	147
Europe	150	—	150	158	—	158
Total net sales	$358	$13	$371	$371	$91	$462

Net Sales by Region

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$202	$24	$226	$259	$229	$488
Americas	283	33	316	432	46	478
Europe	376	—	376	480	—	480
Total net sales	$861	$57	$918	$1,171	$275	$1,446

Net Sales by Products

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$188	$—	$188	$193	$—	$193
Active Safety products	170	—	170	178	—	178
Brake Systems	—	13	13	—	91	91
Total net sales	$358	$13	$371	$371	$91	$462

Net Sales by Products

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$450	$—	$450	$617	$—	$617
Active Safety products	411	—	411	554	—	554
Brake Systems	—	57	57	—	275	275
Total net sales	$861	$57	$918	$1,171	$275	$1,446

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
Zenuity, Inc and Zenuity GmbH
On April 2, 2020, the Company entered into a non-binding agreement with Volvo Cars Corporation (VCC) to separate Zenuity, a 50% ownership joint venture with VCC in order for each company to more effectively drive their respective strategies. The parties entered into definitive agreements and effected the separation on July 1, 2020. As part of the transaction the Company paid approximately $37 million to Zenuity for 200 software engineers and two business units located in Germany and the US.
The Company applied the acquisition method of accounting to the Zenuity, Inc and Zenuity GmbH entities, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce. The recognized goodwill of $23 million recorded as part of this acquisition is included in the Electronics reportable segment and is not deductible for tax purposes. The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets, principally intangibles, and certain assumed liabilities. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess the purchase price allocation. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur.
Total Zenuity, Inc and Zenuity GmbH acquisition related costs were approximately $1 million for the period ended September 30, 2020. These costs were reflected in Selling, general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations for the period ended September 30, 2020.

The following table summarizes the estimated fair values of identifiable acquired assets and assumed liabilities:

Assets	As of July 1, 2020
Cash and cash equivalents	$4
Receivable, net	12
Property, plant and equipment, net	3
Operating lease right-of-use assets	10
Goodwill	23
Total assets	$52
Tax payable	2
Accrued liabilities	3
Operating lease non-current liabilities	10
Total liabilities	$15
Net assets acquired	$37

Intellectual property

In addition, the Company acquired the right to use VCC intellectual property of $10 million in a transaction outside of the business combination. The acquired intangible asset will be assigned a useful life of 8 years and amortized over the useful life on a straight-line basis.

Separately, the Company has licensed intellectual property for $10 million to VCC with zero cost base in a transaction outside of the business combination and recognized this amount as Other Income in the unaudited Condensed Consolidated Statements of Operations for the period ended September 30, 2020.

Note 5. Divestiture and held for sale
VBS
In 2019, the Company started exploring strategic options for its non-core business in the Brake Systems segment. In the first quarter of 2020, management committed and approved a plan to sell VBS. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of June 30, 2020 and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of approximately $144 million which was recorded within Gain/(loss) on divestiture and assets held for sales, net on the unaudited Condensed Consolidated Statements of Operations during the period ended June 30, 2020. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The assets and liabilities associated with the transaction are separately classified as held for sale in the unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 and depreciation of long-lived assets ceased on June 30, 2020. The divestiture did not meet the criteria for presentation as a discontinued operation.
On August 10, 2020 Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF. The aggregate purchase price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement. The reimbursement cost was recognized as asset and liability held for sale on the unaudited Condensed Consolidated Balance sheet as of June 30, 2020.
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

The major classes of assets and liabilities held for sale were as follows:

(Dollars in millions)	As of
Assets held for sale	December 31, 2019
Cash and cash equivalents	$35
Receivables, net	58
Inventories, net	17
Property, plant and equipment, net	126
Intangible assets, net	66
Other current assets	15
Total assets held for sale	$317
Liabilities held for sale
Accounts payable	50
Accrued expenses	20
Related party short-term debt	12
Pension liability	8
Other current liabilities	28
Total liabilities held for sale	$118

Note 6. Debt
The Company’s short and long-term debt consists of the following:

	As of
(Dollars in millions)	September 30, 2020	December 31, 2019
Short-Term Debt:
Short-term borrowings	$3	$3
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	167	160
Other long-term borrowings	6	8
Total Debt	$176	$171
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
The conversion rate is 44.8179 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $22.3125 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or notice of redemption, as the case may be. In no event will the conversion rate per $1,000 principal amount of notes as a result of this adjustment exceed 57.1428 shares of common stock, as stipulated in the indenture.
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
The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of
(Dollars in millions)	September 30, 2020	December 31, 2019
Principal amount (face value)	$207	$207
Unamortized issuance cost	(4)	(5)
Unamortized debt discount	(36)	(42)
Net Carrying value	$167	$160
The Company recognized total interest expense related to the Notes of $4 million and $4 million for three months ended September 30, 2020 and 2019, respectively, and $13 million and $6 million for the nine months ended September 30, 2020 and 2019, respectively, in the unaudited Condensed Consolidated Statements of Operations.

The estimated fair value of the Notes was $198 million as of September 30, 2020. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 7 "Fair Value Measurements".

Note 7. Fair Value Measurements
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
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of September 30, 2020 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying obligation and no swaps have a maturity beyond six months. All derivatives are recognized in the unaudited condensed consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheets. The notional value of the derivatives not designated as hedging instruments was $198 million as of September 30, 2020 and $291 million as of December 31, 2019. As of September 30, 2020, derivatives not designated as hedging instruments was an asset of $3 million, and as of December 31, 2019, the derivatives not designated as hedging instruments was a liability of $1 million. There were no derivatives designated as hedging instruments.

Gains and losses on derivative financial instruments recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and 2019 were a gain of $2 million and a loss of less than $1 million, respectively, and for the nine months ended September 30, 2020 and 2019 were a gain of $4 million and a gain of $1 million, respectively.
Items Measured at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. VBS assets and liabilities classified as held for sale and the related impairment were measured using third party sales pricing to determine fair values of the assets. See Note 5 "Divestiture and held for sale" for additional information.
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
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, periodically makes capital contributions toward this total commitment amount. As of September 30, 2020 and December 31, 2019, Veoneer contributed approximately $12 million and $10 million, respectively, to the investment in Autotech Fund I, L.P. As of September 30, 2020 the Company has received distributions of $3 million from the partnership and was recognized as reduction of the investment amount.
The carrying amounts of $9 million reflected in the unaudited Condensed Consolidated Balance Sheet in Investments for AutoTech Fund I, L.P approximates its fair value as of June 30, 2020 as this is the most recent information available to the Company at this time.

Note 8. Income Taxes
The tax expense for the three and nine month periods ended September 30, 2020, was less than $1 million and $26 million, respectively. During the three and nine month periods ended September 30, 2019, the Company recorded a tax expense of $3 million and a tax benefit of $1 million, respectively. Discrete items, net were a benefit of $2 million and expense of $17 million for the three and nine month periods ended September 30, 2020, respectively, and a benefit of less than $1 million and $6 million for the three and nine month periods ended September 30, 2019, respectively. The discrete item in the nine month period ended September 30, 2020 was primarily related to the tax impact of the divestiture of VNBS. Veoneer's effective tax rate differs from an expected statutory rate primarily due to the discrete item and losses in certain jurisdictions that are not benefited.
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
Note 9. Inventories
Inventories are stated at the lower of cost (according to first-in-first-out basis, "FIFO") and net realizable value. The components of inventories were as follows:

	As of
(Dollars in millions)	September 30, 2020	December 31, 2019
Raw materials	$93	$99
Work in progress	11	8
Finished products	48	62
Inventories	152	169
Inventory valuation reserve	(28)	(25)
Total inventories, net of reserve	$124	$144

Note 10. Equity Method Investment
On April 2, 2020, the Company entered into a non-binding agreement with VCC to separate Zenuity, a 50% ownership joint venture with VCC in order for each company to more effectively drive their respective strategies. The parties entered into definitive agreements and effected the separation on July 1, 2020.

On July 1, 2020, the Company finalized the split of Zenuity. As part of the transaction the Company paid approximately $37 million to Zenuity for 200 software engineers and two business units located in Germany and the US. Veoneer acquired the right to use Zenuity's intellectual property for a total consideration of SEK 1,067 million (approximately $114 million) payable in ten annual installment payments, with the first payment due on July 1, 2021.

As the transaction resulted in all of the business of Zenuity being transferred to one of its two owners, the Company determined that the remaining value of that equity investment was equal only to the expected future dividends to be received. This resulted in an impairment charge of approximately $24 million that was recorded in the unaudited Condensed Consolidated Statements of Operations for the period ended September 30, 2020.

As the transaction was between the investor and investee, the Company did not recognize any gain from the transaction.
Following completion of the transaction, Veoneer and VCC continue to own 50% each of Zenuity AB. The joint venture was not dissolved as part of the transaction but continues as a holding company that owns the IP of Zenuity.
During the third quarter of 2020, the Company received dividend of SEK 327 million (approximately $35 million) in cash (representing 50% of the total dividend, with the remainder received by VCC) from Zenuity.
During the second quarter of 2020, Veoneer contributed SEK 90 million (approximately $9 million) in cash (representing 50% of the total contribution, with the remainder made by VCC) into Zenuity to support its current operating cash flow needs.
During the first quarter of 2020, Veoneer contributed SEK 150 million (approximately $16 million) in cash (representing 50% of the total contribution, with the remainder made by VCC) into Zenuity to support its future operating cash flow needs.
The profit and loss attributed to the investment is shown in the line item Loss from equity method investment in the unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity’s loss for the three and nine month periods ended September 30, 2020 was $1 million and $39 million, respectively. Veoneer's share of Zenuity's loss for the three and nine month periods ended September 30, 2019, was $16 million and $50 million, respectively. As of September 30, 2020 and December 31, 2019, the Company’s equity investment in Zenuity was $129 million and $87 million, respectively.

Note 11. Accrued Expenses

	As of
(Dollars in millions)	September 30, 2020	December 31, 2019
Operating related accruals	$79	$43
Employee related accruals	88	76
Customer pricing accruals	22	39
Product related liabilities[1]	19	15
Other accruals	22	19
Total Accrued Expenses	$230	$192
1 As of September 30, 2020 and December 31, 2019, $10 million and $8 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.

Note 12. Retirement Plans
Defined Benefit Pension Plans
The Company’s net periodic benefit costs for plans for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Service cost	$1	$1	$3	$4
Interest cost	1	—	2	1
Expected return on plan assets	(1)	(1)	(2)	(1)
Net periodic benefit cost	$1	$—	$3	$4
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
Note 13. Stock Incentive Plan
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
During the nine months ended September 30, 2020 under the Company’s long-term incentive (LTI) program, certain employees and non-employee directors received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs was 777,466 RSUs and 415,381 PSs at 100% target.
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
Veoneer recognized total stock (RSUs, PS and Stock Options) compensation cost of $1 million and $5 million for the three and nine month periods ended September 30, 2020, respectively. During the three and nine month periods ended September 30, 2019, the Company recorded $2 million and $5 million, respectively.
Note 14. Contingent Liabilities
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
The table below summarizes the change in product related liabilities in the unaudited Condensed Consolidated Balance Sheet.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Reserve at beginning of the period	$18	$14	$15	$16
Change in reserve	2	—	8	1
Cash payments	(1)	—	(4)	(3)
Reserve at end of the period	$19	$14	$19	$14
For the three and nine month periods ended September 30, 2020 and 2019, cash paid primarily relate to warranty related issues. The increase in the reserve balance as of September 30, 2020 compared to the prior year was due to a recall related reserve liability. Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of September 30,

2020 and December 31, 2019, $10 million and $8 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Guarantees
The Company provided lease guarantees to Zenuity of $14 million and $7 million as of September 30, 2020, and December 31, 2019, respectively. These represent the maximum potential amount of future (undiscounted) payments that Veoneer could be required to make under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreements between 2020 and 2022. There are no liabilities recorded in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019 related to these guarantees.

Note 15. Loss per share
Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Basic and diluted:
Net loss attributable to Veoneer	$(132)	$(133)	$(454)	$(403)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	111.59	111.4	111.55	98.32
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	111.59	111.4	111.55	98.32

Basic loss per share	$(1.18)	$(1.20)	$(4.07)	$(4.10)
Diluted loss per share	$(1.18)	$(1.20)	$(4.07)	$(4.10)
1 Shares in the diluted loss per share calculation represent basic shares due to the net loss.
In periods when the Company has a net loss, equity incentive awards are excluded from the Company's calculation of earnings per share as their inclusion would have an anti-dilutive effect. The Company excluded equity incentive awards of 963,171 and 741,120 shares for the three and nine month periods ended September 30, 2020, respectively, and 295,526 and 285,975 for the three and nine month periods ended September 30, 2019, respectively, from the diluted loss per share calculations.
The Company may settle the conversion of the Notes in cash, shares of the Company's common stock or any combination thereof at its election. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if the Company elected to settle the conversion wholly in shares. See Note 6 "Debt". Due to anti-dilutive effects, the Company excluded potential convertible shares due under the Notes of 9,277,305 for the three and nine month periods ended September 30, 2020, respectively, and 9,277,305 and 4,247,850 for the three and nine month periods ended September 30, 2019, respectively, from the diluted loss per share calculations.

Note 16. Segment Information
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
The Asian business of the Brake Systems segment was sold on February 3, 2020 and the majority of the Brake Systems business in North America was sold on August 10, 2020. The remaining Brake Systems business is no longer a reportable segment due to immateriality.
The accounting policies for the reportable segments are the same as those described in Note 2 "Summary of Significant Accounting Policies" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.

Loss Before Income Taxes	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Electronics	$(80)	$(90)	$(202)	$(281)
Brake Systems	(3)	(17)	(37)	(54)
Segment operating loss	(83)	(107)	(239)	(335)
Corporate and other	(20)	(15)	(51)	(53)
Loss on divestiture and assets impairment charge, net	(24)	—	(91)	—
Interest and other non-operating items, net	(4)	2	(7)	8
Loss from equity method investment	(1)	(16)	(39)	(50)
Loss before income taxes	$(132)	$(136)	$(427)	$(430)

Note 17. Relationship with Former Parent and Related Entities
Transactions with Related Parties
Veoneer and Autoliv entered into a Transition Services Agreement ("TSA") under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. The Company recognized less than $1 million of expense under the TSA for the three and nine month periods ended September 30, 2020, and $1 million and $4 million of expense under the TSA for the three and nine month periods ended September 30, 2019 respectively. The Company recognized less than $1 million of income under the TSA for the three and nine month periods ended September 30, 2020 and 2019.
Throughout the periods covered by the unaudited condensed consolidated financial statements, Veoneer sold finished goods to Autoliv and Nissin Kogyo, the 49% owner in VNBS (a former 51% owned subsidiary). Related party sales amounted to $18 million and $48 million for the three and nine month periods ended September 30, 2020, respectively and $24 million and $77 million for the three and nine month periods ended September 30, 2019, respectively.
Related Party Balances
Amounts due to and due from related parties are summarized in the below table:

Related Party	As of
(Dollars in millions)	September 30, 2020	December 31, 2019
Related party receivable	$6	$11
Related party payables	1	3
Related party short-term debt	14	1
Related party long-term debt	103	—
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
Related party short-term and long-term debt mainly related to Zenuity's intellectual property that Veoneer acquired the right to use for a total consideration of approximately $114 million payable in ten annual installment payments, with the first payment due on July 1, 2021.

Note 18. Factoring
The Company receives bank notes generally maturing within six months from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
For the nine months ended September 30, 2020 and 2019, the Company has entered into arrangements with financial institutions and sold $38 million and $59 million, respectively, of trade receivables without recourse and $10 million and $37 million, respectively, of bank notes without recourse, which qualify as sales as all rights to the trade and notes receivable have passed to the financial institution.
As of September 30, 2020, the Company had $7 million of trade notes receivables which remain outstanding and will mature within the fourth quarter of 2020. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.

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

Executive Overview
Health and safety continue to be our first priorities and we are closely monitoring the development of the COVID-19 pandemic, which unfortunately shows signs of becoming more severe again, and we are staying ready to take the necessary safety precautions and business actions.
Vehicle production accelerated through the quarter, leading to a rapid increase in demand in the entire automotive supply chain, in a time when we are still fighting the effects of the global COVID-19 pandemic. In this challenging environment we executed a record number of activities including: successful vehicle launches, continued market adjustment initiatives, signing of a letter of intent with Qualcomm, finalizing the split of Zenuity and the divestment of our brake business. To summarize our underlying performance improved in almost all metrics. We are pleased with Veoneer’s operational performance in the third quarter and would like to thank the entire Veoneer team for their focus, dedication and discipline during this highly unusual year.
Cash flow was particularly strong in the quarter and while it included certain timing effects it allows us to expect a better 2020 full year cash flow before financing than previously expected. Our market adjustment initiatives also continue to deliver the targeted improvements, we are establishing new levels of run- rate for cash flow and capital expenditures and continue to drive improvements in RD&E efficiency.
Our daily execution is the foundation that will allow our plans to materialize, and we are managing key launches well including the flagship Mercedes S-Class, the Subaru Levorg and the Volvo XC40 Electric. We are on track for additional fourth quarter and early 2021 launches. This development is fundamental to achieving our stated target to return to organic growth towards the later part of 2020. The selection by EuroNCAP of the Mercedes GLE as the best vehicle in its 2020 test for assisted driving, where most of the active safety content comes from Veoneer is another recent important technology proof-point.
The Qualcomm collaboration is important to Veoneer for multiple reasons. Technologically, it strengthens our capability to provide a full scalable system for the next generation ADAS and later autonomous driving. The combination of Veoneer's software for perception and drive policy and Qualcomm’s powerful and energy efficient System On a Chip (SoC) will bring a competitive offer to the market for vehicle launches in 2024 and beyond. Commercially, the go-to-market strategy led by Qualcomm will allow for broader access to the market.
Our focus areas first outlined at the beginning of 2020 remain: successful customer launches in 2020 and heading into 2021, market adjustment initiatives to continue to drive efficiencies and improve cash flow, and continuing to win profitable new business.
COVID-19 Commentary
The COVID-19 pandemic continues to cause significant uncertainty in the global economy. This includes the automotive industry and light vehicle production ("LVP") for 2020 and the upcoming years ahead, which are dependent on underlying consumer demand.
During the third quarter, our customers in Europe and North America generally experienced a sharp ramp-up of their production, after most factories had been idled, or running on very reduced schedules during the latter part of the first quarter and the early part of the second quarter. However, during the third quarter, we experienced an even stronger increase in production ramp-ups by our customers in China, while there has been a stabilization of production in other Asian vehicle producing countries from the initial recovery during the second quarter this year. The strong customer call-offs, predominately in China have continued in the fourth quarter and are creating some challenges in the supply chain for certain key components in the restraint control business.
Our updated planning assumptions reflect the stronger than expected recovery of global LVP during the third quarter and our current customer forecasts for the fourth quarter. The latest IHS forecast implies a year-over-year LVP decline of approximately 4% for the second half of 2020 and approximately 19% for the full year 2020, which are both improvements from July 2020. However, we continue to monitor the situation as the number of new COVID-19 cases in Europe and the United States seem to be on the rise, which may impact the LVP and our customer forecasts in the near-term.
As our OEM customers recovered to more normal, or higher than normal in certain countries, we have returned to higher production levels as well. The health and safety of our associates continues to be our first priority, and we are taking the necessary actions to protect our associates, safeguard our operations and meet our customers' needs while managing through these unprecedented circumstances.
As noted in our 2020 Outlook, in response to the pandemic, the Company continues to extend its market adjustment initiatives (MAIs) to further mitigate the impact of the pandemic on its cash flow and operating results. The actions taken by the Company to mitigate the impact, include reducing its annual RD&E, net by more than $100 million and other expenses with the intention of reducing the Company's operating loss and conserving cash in 2020 so as to enter 2021 in a stable cash position. Veoneer estimates the negative organic sales impact from the lower customer demand to be approximately $30 million for the third quarter and approximately $250 million through the first nine months of 2020.
In 2020, the most important driver for Veoneer’s business is new customer and technology launches. For the top 15 launches we see no cancellations of projects; however, approximately half of such launches have been postponed by up to one quarter while the rest remain on track, or actually even slightly ahead of schedule. The exact volumes and consumer take rates are hard to predict at this point in time.
2020 Outlook
The sharp production rebound in the third quarter of 2020 is expected to sequentially improve further during the fourth quarter. Based on current customer call-offs and forecasts, Veoneer expects to return to organic sales growth during the fourth quarter and to outperform the LVP for the second half of 2020. The Company expects this organic growth to accelerate into 2021.
Veoneer remains on track with its implementation of additional MAIs with the underlying aim to offset the negative effects from lower sales and the impact on cash flow. Veoneer expects RD&E, net in full year 2020 to improve by more than $100 million as compared to 2019, on a comparable basis, and the operating loss to improve in full year 2020 as compared to 2019, on a comparable basis.
Capital expenditures are expected to be less than $125 million for full year 2020. As a result of a better than expected third quarter, the Company's current outlook is for cash flow before financing activities to be better than $(170) million for the second half of 2020, however the COVID-19 pandemic continues to create a challenging and uncertain environment.
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
Market Overview

Millions (except where specified) IHS as of October 16, 2020	Light Vehicle Production by Region - 2020
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Third Quarter 2020	6.0	2.0	2.4	4.3	4.3	0.4	19.5
Change vs. 2019	9%	(12)%	(17)%	(4)%	(8)%	(12)%	(4)%
For the third quarter of 2020, global light vehicle production (according to IHS) declined by approximately 4% mainly due to lower production output in most vehicle producing countries except China where the LVP increased 9%. At the beginning of the quarter the global global LVP was expected to decline by approximately 12%. Major vehicle producing geographies include Europe (8)% and Japan (12), while South Korea and North America are essentially flat as compared to 2019 for the third quarter.

Millions (except where specified) IHS as of October 16, 2020	Light Vehicle Production by Region - 2020
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year 2020	21.3	7.6	9.1	14.2	16.3	1.6	70.1
Change vs. 2019	(9)%	(16)%	(26)%	(23)%	(23)%	(17)%	(19)%
For the full year of 2020, global light vehicle production (according to IHS) is expected to decline by approximately 19%, due the anticipated full year effects of the COVID-19 pandemic. At the beginning of the quarter global LVP was expected to decline by approximately 22%. All major vehicle producing geographies are expected to be impacted by the pandemic including: China (9)%, Europe (23)%, South Korea (13)%, North America (21)% and Japan (16)%. The global LVP of approximately 70 million is the lowest level since 2010 of 72 million.
The expected decline of approximately 16 million light vehicles in 2020 as compared to 2019 is the highest single year light vehicle decline on record, and is the third consecutive annual decline in light vehicle production from 2017 when a record 92 million light vehicles were produced.
Results of Operations
Three Months Ended September 30, 2020 as compared to Three Months Ended September 30, 2019
The following analysis illustrates Veoneer’s overall and by segment performance for the three months ended September 30, 2020 and 2019 along with components of change as compared to the prior year.
Net Sales by Product
The following tables illustrate Veoneer’s consolidated net sales by product for the three months ended September 30, 2020 and 2019 along with components of change as compared to the prior year.

Net Sales	Three Months Ended September 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020	2019	US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	$	$	%	$	%	$	%	$	%
Restraint Control Systems	188	193	(5)	(3)	4	2	—	—	(9)	(5)
Active Safety	170	178	(8)	(5)	8	4	—	—	(16)	(9)
Brake Systems	13	91	(78)	(85)	1	1	(77)	(85)	(2)	(7)
Total	$371	$462	$(91)	(20)%	$13	3%	$(77)	(17)%	$(27)	(7)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Net sales for the quarter declined by 20% to $371 million as compared to 2019. Organic sales1 declined by 7% as compared to the 4% decline in LVP for the quarter. The remainder of the decline was the VNBS-Asia divestiture of 17% while the net currency effect was favorable by 3%. During the quarter, organic sales developed slightly better than our expectations entering the quarter.
Sequentially, from the second quarter in 2020, net sales more than doubled from $184 million primarily due to the sharp recovery in North America and Europe. The negative impact of COVID-19 on organic sales is estimated to be approximately $30 million during the third quarter.
Restraint Control Systems - Net sales for the quarter of $188 million decreased by 3% as compared to 2019. The organic sales decline of 5% was primarily due to lower LVP in Europe and North America.
Active Safety - Net sales for the quarter of $170 million decreased by 5% as compared to 2019. This decline was primarily driven by the organic sales decline of 9%. This slight under-performance versus the LVP was driven by launch delays with certain customer models in North America, Europe, China and Japan, as mentioned in previous quarters.
The COVID-19 impact on lower underlying LVP in our major markets for our Active Safety products more than offset the strong underlying demand for mono, stereo and thermal camera systems and ADAS ECUs on several customer models.
Brake Systems - Net sales for the quarter of $13 million decreased by 85% or $78 million as compared to 2019. The VNBS-Asia divestiture accounted for $77 million of the decline year-over-year.

Electronics Segment	Three Months Ended September 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	$358		$371		$(13)	(4)%	$11	3%	$(24)	(7)%
Operating Loss / Margin	$(80)	(22.2)%	$(90)	(24.3)%	$10
Segment EBITDA1 / Margin	$(53)	(14.9)%	$(69)	(18.5)%	$16
Associates	7,329		7,616		(287)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - Net sales for the Electronics segment decreased by $13 million to $358 million for the quarter as compared to 2019. This sales decline was mainly due to the organic sales1 decline in Restraint Control Systems and Active Safety of $9 million and $16 million, respectively, which was partially offset by the positive net currency translation effects of $11 million.
Operating Loss - Operating loss for the Electronics segment of $80 million for the quarter decreased by $10 million as compared to 2019. This decrease is mainly due to the RD&E, net underlying improvement related to lower gross costs and higher engineering reimbursements, which more than offset the costs related to the Zenuity software team, which was previously reported in the equity method loss.
EBITDA1 - EBITDA loss for the Electronics segment decreased by $16 million to negative $53 million for the quarter as compared to 2019. This change is mainly due to the operating loss improvement for the segment while depreciation and amortization decreased by $6 million.
Associates - Associates, net in the Electronics segment decreased by 287, net to 7,329 as compared to 2019, mainly due to a net reduction in engineering of more than 200 associates, even after the addition of approximately 220 Zenuity associates. Direct labor and temporary associates declined by approximately 140 and 180, respectively reflecting the volume decline as compared to 2019.
Deliveries - Deliveries during the quarter were 2.7 million units for Restraint Controls Systems and 2.0 million units for Active Safety.

Brake Systems Segment	Three Months Ended September 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	%	$	%	$	%	$	%	$	%	$	%
Net Sales	$9		$91		$(82)	(89)%	$1	1%	$(77)	(85)%	$(6)	(32)%
Operating Loss / Margin	$(3)	(35.2)%	$(17)	(18.6)%	$14
Segment EBITDA1 / Margin	$(4)	(33.5)%	$(8)	(9.3)%	$4
Associates	—		1,467		(1,467)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - Net sales for the Brake Systems segment decreased by $82 million to $9 million for the quarter as compared to 2019. The sales decrease was mainly attributable to the VNBS-Asia divestiture of $77 million.
Operating Loss - Operating loss for the Brake Systems segment for the quarter decreased by $14 million to $3 million as compared to 2019. This change was mainly due to the VNBS-Asia divestiture, where the loss in 2019 was $10 million for the quarter and lower volumes in the remaining legacy Honda Brake Systems business.
EBITDA1 - EBITDA loss for Brake Systems segment decreased by $4 million to negative $4 million for the quarter as compared to 2019. This change was mainly due to the net effect of the divestitures.
Associates - Associates, net in the Brake Systems segment decreased by 1,467 as compared to 2019, due to the divestitures of VNBS-Asia and VBS-US operations.
Deliveries - Deliveries during the quarter were 0.03 million units for the Brake Systems segment.

Corporate and Other	Three Months Ended September 30
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	$4		$—		$4
Operating Loss / Margin	$(20)	—%	$(15)	—%	$(5)
EBITDA1 / Margin	$(20)	—%	$(15)	—%	$(5)
Associates	104		45		59
1 Non-U.S. GAAP measure reconciliation for EBITDA
Net Sales - Net Sales of $4 million for the third quarter reflects the legacy Honda Brake Systems business after the VBS-US divestiture.
Associates - Associates, net increased by 59 to 104 for the quarter as compared to 2019 due to the associates now included in Corporate and Other related to supporting the legacy Honda Brake Systems business.
Operating Loss and EBITDA1 - Operating and EBITDA loss of $20 million increased by $5 million and $5 million, respectively, mainly due to associate related costs in the quarter as compared to 2019. The Brake Systems loss after the VBS-US divestiture was approximately $1 million.
Veoneer Performance

Income Statement	Three Months Ended September 30
(Dollars in millions, except per share data)	2020		2019
	$	%	$	%	Change
Net sales	$371		$462		$(91)
Cost of sales	(317)	(85.4)%	(389)	(84.2)%	72
Gross profit	$54	14.6%	$73	15.8%	$(19)
Selling, general & administrative expenses	(43)	(11.5)%	(45)	(9.8)%	2
Research, development & engineering expenses, net	(124)	(33.4)%	(144)	(31.3)%	20
Amortization of intangibles	(1)	(0.4)%	(6)	(1.2)%	5
Other income, net	11	2.9%	—	0.0%	11
Operating loss	$(103)	(27.8)%	$(122)	(26.5)%	$19
Loss on divestiture and assets impairment charge, net	(24)	(6.4)%	—	0.0%	(24)
Loss from equity method investments	(1)	(0.3)%	(16)	(3.4)%	15
Interest income	1	0.4%	7	1.4%	(6)
Interest expense	(5)	(1.4)%	(5)	(1.0)%	—
Other non-operating items, net	—	0.0%	—	0.1%	—
Loss before income taxes	$(132)	(35.6)%	$(136)	(29.4)%	$4
Income tax benefit (expense)	—	0.1%	(3)	(0.6)%	3
Net loss[1]	$(132)	(35.5)%	$(139)	(30.0)%	$7
Less: Net loss attributable to non-controlling interest	—	0.0%	(6)	1.2%	6
Net loss attributable to controlling interest	$(132)	(35.5)%	$(133)	(28.8)%	$1
Net loss per share – basic[2]	$(1.18)		$(1.20)		$0.02
Weighted average number of shares outstanding [2]	111.59		111.40		0.19
1 Including Corporate and other sales.
2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - Gross profit for the quarter of $54 million was $19 million lower as compared to 2019, where the lower LVP was the main contributor causing the negative organic sales impact. In addition, the Brake Systems divestitures impact was a decrease $11 million while the net currency effects were $3 million favorable.

Operating Loss - Operating loss for the quarter of $103 million decreased by $19 million as compared to 2019, despite the decline in organic sales. The Brake Systems divestitures benefit was $14 million while net currency effects were $2 million unfavorable for the quarter.
RD&E, net of $124 million for the quarter decreased $20 million as compared to 2019, including a $10 million increase related to Zenuity software associates. The underlying improvement of $30 million was due to lower gross costs and higher engineering reimbursements, including the Brake Systems divestitures benefit of $17 million.
SG&A expense of $43 million for the quarter decreased $2 million as compared to 2019, due to lower consultancy and associate related costs. The Brake Systems divestitures benefit was $6 million.
Other income and amortization of intangibles combined improved $16 million for the quarter as compared to 2019 mainly due to lower amortization of intangibles, including a $5 million and a $10 million recovery related to an IP license sold to Volvo.
Net Loss - Net loss for the quarter of $132 million improved by $7 million as compared to 2019, primarily due to the operating loss improvement and the $15 million decrease in the equity method investment loss related to the Zenuity JV split, which were partially offset by the $24 million non-cash impairment charge related to the Zenuity JV split.
Interest expense and income, net for the quarter was $6 million higher as compared to 2019, due to interest expense related to the convertible debt.
Income tax expense for the third quarter was $3 million lower as compared to 2019, mainly due to lower underlying tax expense on operations.
The non-controlling interest was $6 million higher for the quarter as compared to 2019 due to the VNBS-Asia divestiture in February 2020.
Loss per Share - Loss per share of $1.18 improved by $0.02 for the quarter as compared to 2019. The improvement was mainly due to the combined operating loss and equity method investment effect of $0.30 per share. This improvement was partially offset by a non-cash impairment charge related to the Zenuity JV split of $(0.22) per share.
Nine Months Ended September 30, 2020 as compared to Nine Months Ended September 30, 2019
The following analysis illustrates Veoneer’s overall and by segment performance for the nine months ended September 30, 2020 and 2019 along with components of change as compared to the prior year.
Net Sales by Product
The following tables illustrate Veoneer’s consolidated net sales by product for the nine months ended September 30, 2020 and 2019 along with components of change as compared to the prior year.

Net Sales	Nine Months Ended September 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020	2019	US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	$	$	%	$	%	$	%	$	%
Restraint Control Systems	450	617	(167)	(27)	(5)	(1)	—	—	(162)	(26)
Active Safety	411	554	(143)	(26)	—	—	—	—	(143)	(26)
Brake Systems	57	275	(218)	(80)	1	—	(205)	(75)	(14)	(30)
Total	$918	$1,446	$(528)	(37)%	$(4)	—%	$(205)	(14)%	$(319)	(26)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Net sales for the first nine months declined by 37% to $918 million as compared to 2019. The organic sales1 declined by 26%, as compared to the 24% reduction in LVP for the same period. The remainder of the decline was mainly due to the VNBS-Asia divestiture of 14%. Net currency translation effects are $4 million unfavorable.
During the first nine months, excluding Brake Systems, the organic sales declined in North America 36%, Europe 22% and Asia 20%, primarily due to the negative impact of the COVID-19 pandemic. These negative effects mostly impacted North America and Europe from mid-March through May and Asia from February through mid-April.

Restraint Control Systems - Net sales for the first nine months of $450 million decreased by 27% as compared to 2019. The 26% organic sales decline was mostly in North America and Europe related to the LVP.
Active Safety - Net sales for the first nine months decreased by 26% to $411 million as compared to 2019. This decline was driven by the organic sales decline of 26%. This performance versus the LVP was positively impacted by our strong product content on premium brands in Europe, where we have a relatively higher CPV than in other markets.
Strong demand for mono, stereo and thermal camera systems and ADAS ECUs on several models drove an increase in organic sales. This growth was more than offset by the negative volume effect from the product mix shift from our 24Ghz to 77Ghz radar technology, the phase-out of mono-vision programs with BMW, and lower underlying LVP.
Brake Systems - Net sales for the first nine months decreased by 80% to $57 million as compared to 2019. The VNBS-Asia divestiture was 75% or $205 million while the organic sales decline was 30% or $14 million.

Electronics Segment	Nine Months Ended September 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	$861		$1,171		$(310)	(26)%	$(5)	0%	$(305)	(26)%
Operating Loss / Margin	$(202)	(23.5)%	$(281)	(24.0)%	$79
Segment EBITDA1 / Margin	$(132)	(15.3)%	$(220)	(18.8)%	$88
Associates	7,329		7,616		(287)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - Net sales for the Electronics segment decreased by $310 million to $861 million for the first nine months as compared to 2019. This sales decline was mainly due to the organic sales1 decline in Active Safety and Restraint Control Systems of $143 million and $162 million, respectively, along with the currency translation effects of $5 million.
Operating Loss - Operating loss for the Electronics segment of $202 million for the first nine months decreased by $79 million as compared to 2019. This improvement was primarily due to the higher than normal engineering reimbursements, lower RD&E gross, including the costs related to the Zenuity software team, which was previously reported in the equity method loss, and the recovery from Nissin Kogyo. All of these helped to mitigate the negative LVP impact from the COVID-19 pandemic, and volume and product mix effects causing the lower organic sales for the segment.
EBITDA1 - EBITDA loss for Electronics segment decreased by $88 million to negative $132 million for the first nine months as compared to 2019. This change is mainly due to the decrease in operating loss for the segment while depreciation and amortization increased by $9 million mainly due to previous investments for growth.
Associates - Associates, net in the Electronics segment increased by 624 net to 7,329 as compared to the previous quarter, mainly due to the additional Zenuity software associates of approximately 220. Also, the production recovery from COVID-19 in the second quarter caused an increase in direct labor associates of approximately 300 while temporary associates increased by approximately 225.
Deliveries - Deliveries during the first nine months for Restraint Controls Systems and Active Safety were 8.7 and 4.7 million units, respectively.

Brake Systems Segment	Nine Months Ended September 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	%	$	%	$	%	$	%	$	%	$	%
Net Sales	$53		$275		$(222)	(81)%	$1	0%	$(205)	(75)%	$(18)	(38)%
Operating Loss / Margin	$(37)	(70.0)%	$(54)	(19.6)%	$17
Segment EBITDA1 / Margin	$(35)	(67.0)%	$(26)	(9.3)%	$(9)
Associates	—		1,467		(1,467)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - Net sales for the Brake Systems segment decreased by $222 million to $53 million for the first nine months as compared to 2019. The sales decrease was mainly attributable to the VNBS-Asia divestiture of $205 million.

Operating Loss - Operating loss for the Brake Systems segment for the first nine months decreased by $17 million to $37 million as compared to 2019. This change was mainly due to the divestiture of VNBS-Asia where the loss was $20 million during the first nine months in 2019.
EBITDA1 - EBITDA loss for the Brake Systems segment increased by $9 million to negative $35 million for the first nine months as compared to 2019. This change was mainly due to the net effect of the VNBS-Asia divestiture.
Associates - Approximately 300 associates were included in the VBS-US divestiture as compared to the previous quarter.
Deliveries - Deliveries during the first nine months were 0.2 million units for the Brake Systems.

Corporate and Other	Nine Months Ended September 30
(Dollars in millions, except where specified)	2020		2019		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	$4		$—		$4
Operating Loss / Margin	$(51)	—%	$(53)	—%	$2
EBITDA1 / Margin	$(50)	—%	$(52)	—%	$2
Associates	104		45		59
1 Non-U.S. GAAP measure reconciliation for EBITDA
Sales - Net Sales for the first nine months of $4 million reflects the legacy Honda Brake Systems business after the VBS-US divestiture.
Associates - Associates, net increased by 64 to 104 from the previous quarter due to the associates now included in Corporate and Other related to supporting the legacy Honda Brake Systems business.
Operating Loss and EBITDA1 - Operating and EBITDA loss for Corporate and other for the first nine months each decreased by $2 million as compared to 2019. The improvement is mainly due to lower consultancy costs. The Brake Systems loss after the VBS-US divestiture was approximately $1 million.

Veoneer Performance

Income Statement	Nine Months Ended September 30
(Dollars in millions, except per share data)	2020		2019
	$	%	$	%	Change
Net sales	$918		$1,446		$(528)
Cost of sales	(808)	(88.0)%	$(1,211)	(83.7)%	403
Gross profit	$110	12.0%	$235	16.3%	$(125)
Selling, general & administrative expenses	(124)	(13.5)%	(148)	(10.2)%	24
Research, development & engineering expenses, net	(299)	(32.6)%	(459)	(31.8)%	160
Amortization of intangibles	(4)	(0.5)%	(17)	(1.2)%	13
Other income, net	27	3.1%	1	0.1%	26
Operating loss	$(290)	(31.6)%	$(388)	(26.8)%	$98
Loss on divestiture and assets impairment charge, net	(91)	(9.9)%	—	0.0%	(91)
Loss from equity method investments	(39)	(4.2)%	(50)	(3.5)%	11
Interest income	8	0.9%	14	1.0%	(6)
Interest expense	(15)	(1.6)%	(7)	(0.5)%	(8)
Other non-operating items, net	—	(0.1)%	1	0.1%	(1)
Loss before income taxes	$(427)	(46.6)%	$(430)	(29.7)%	$3
Income tax benefit (expense)	(26)	(2.8)%	1	0.1%	(27)
Net loss[1]	$(453)	(49.4)%	$(429)	(29.7)%	$(24)
Less: Net Income (loss) attributable to non-controlling interest	1	(0.2)%	(26)	1.8%	27
Net loss attributable to controlling interest	$(454)	(49.5)%	$(403)	(27.9)%	$(51)
Net loss per share – basic[2]	$(4.07)		$(4.10)		$0.03
Weighted average number of shares outstanding [2]	111.55		98.32		13.23
1 Including Corporate and other sales. 2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - Gross profit for the first nine months of $110 million was $125 million lower as compared to 2019, where the main contributors were the negative LVP, and volume and product mix effects, that caused the lower organic sales. The Brake Systems divestitures impact was $(30) million and net currency effects were $1 million favorable.
RD&E, net for the first nine months of $299 million decreased by $160 million as compared to 2019, due to $80 million higher than normal engineering reimbursements and lower gross costs. The Brake Systems divestitures benefit was $29 million while additional Zenuity associates partially offset these benefits by $10 million.
SG&A expense for the first nine months of $124 million decreased $24 million as compared to 2019, due to lower consultancy, IT and associate related costs. The Brake Systems divestitures benefit was $12 million.
Other income and amortization of intangibles combined improved $39 million for the first nine months as compared to 2019 mainly due to lower amortization of intangibles, including $10 million related to the VNBS-Asia divestiture, $20 million recovery from Nissin Kogyo and a $10 million recovery related to an IP license sold to Volvo.
Operating Loss - Operating loss for the first nine months of $290 million improved by $98 million as compared to 2019, despite the drop in organic sales. The Brake Systems divestitures benefit was $16 million while the positive net currency effects was $3 million.
Interest expense and income, net for the first nine months was $14 million higher as compared to 2019, due to interest expense related to the convertible debt of $12 million. Other non-operating items, net increased $1 million due to an investment loss in 2020.
Income tax expense of $26 million for the first nine months was $27 million higher as compared to 2019. This change is mainly due to $21 million tax expense on the VNBS-Asia divestiture, and the $7 million benefit on the convertible debt in 2019, which was partially offset by a $3 million lower underlying tax expense.

Non-controlling interest for the first nine months was $27 million unfavorable as compared to 2019 due to the divestiture of the Brake Systems business.
Net Loss - Net loss for the first nine months of $453 million increased $24 million as compared to 2019. The $(91) million net effect of the divestiture gain on VNBS-Asia and impairments of VBS-US and the Zenuity JV split were more than offset by the combined operating loss and equity method investment improvement of $109 million.
Loss per Share - Loss per share of $4.07 for the first nine months improved by $0.03 as compared to 2019. The lower operating loss and equity method investments $0.98 per share was partially offset by the combined effects of non-cash items from the VNBS-Asia divestiture gain, VBS-US impairment and Zenuity impairment of $(0.82) per share. The share count increase in 2019 reduced the loss by $0.70 per share.
Non-U.S. GAAP Financial Measures
Non-U.S. GAAP financial measures are reconciled throughout this report.
In this report we refer to organic sales or changes in organic sales growth, a non-U.S. GAAP financial measure that we, investors and analysts use to analyze the Company's sales trends and performance. We believe that this measure assists investors and management in analyzing trends in the Company's business because the Company generates approximately 68% of its sales in currencies other than in U.S. dollars (its reporting currency) and currency rates have been and can be rather volatile. Organic sales and organic sales growth represent the increase or decrease in the overall U.S. dollar net sales and percentage change on a comparable basis thereby excluding any structural impacts. This facilitates separate discussions of the impact of acquisitions and divestitures and exchange rates on the Company’s performance. The tables in this report present the $ reconciliation of the changes in the total U.S. GAAP net sales to changes in organic sales growth.
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

Reconciliations of U.S. GAAP to Non-U.S. GAAP Financial Measures

Net Loss to EBITDA	Three Months Ended September 30		Nine Months Ended September 30		Last 12 Months	Full Year 2019
Dollars in millions	2020	2019	2020	2019
Net Loss	$(132)	$(139)	$(453)	$(429)	$(546)	$(522)
Loss on divestiture and assets impairment charge, net	24	—	91	—	91	—
Depreciation and amortization	26	30	72	90	97	115
Loss from equity method investment	1	16	39	50	59	70
Interest and other non-operating items, net	4	(2)	8	(8)	7	(9)
Income tax expense (benefit)	—	3	26	(1)	28	1
EBITDA	$(77)	$(92)	$(217)	$(298)	$(264)	$(345)

Segment EBITDA to EBITDA	Three Months Ended September 30		Nine Months Ended September 30		Last 12 Months	Full Year 2019
Dollars in millions	2020	2019	2020	2019
Electronics	$(53)	$(69)	$(132)	$(220)	$(154)	$(242)
Brake Systems	(4)	(8)	(35)	(26)	(41)	(32)
Segment EBITDA	$(57)	$(77)	$(167)	$(246)	$(195)	$(274)
Corporate and other	(20)	(15)	(50)	(52)	(69)	(71)
EBITDA	$(77)	$(92)	$(217)	$(298)	$(264)	$(345)

Working Capital to Net Working Capital	September 30, 2020	September 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019	December 31, 2018
Dollars in millions
Total current assets	$1,273	$1,602	$1,260	$1,758	$1,649	$1,543
less Total current liabilities	547	613	429	572	591	636
Working Capital	$726	$989	$831	$1,185	$1,058	$907
less Cash and cash equivalents	(846)	(1,062)	(851)	(1,204)	(859)	(864)
less Short-term debt	3	21	20	20	3	—
less Net of Assets and Liabilities held for sale	—	—	(11)	—	(199)	—
Net Working Capital	$(117)	$(52)	$(11)	$1	$3	$42

Cash Flow before Financing Activities	Three Months Ended September 30		Nine Months Ended September 30		Last 12 Months	Full Year 2019
Dollars in millions	2020	2019	2020	2019
Net cash provided by (used in) Operating Activities	$1	$(61)	$(115)	$(221)	$(219)	$(325)
Plus Net cash provided by (used in) Investing Activities	5	(79)	104	(198)	37	(265)
Cash flow before Financing Activities	$6	$(140)	$(11)	$(419)	$(182)	$(590)

Liquidity and Capital Resources
Liquidity
As of September 30, 2020, the Company had cash and cash equivalents of $846 million.
The Company's primary source of liquidity is its existing cash balance of $846 million, which will primarily be used for ongoing working capital requirements and capital expenditures. The Company believes that its existing cash resources will be sufficient to support its current operations for at least the next twelve months.

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
Zenuity - On April 2, 2020, Veoneer and Volvo Cars announced a preliminary agreement to separate the Zenuity JV, allowing each company to focus on their strategic priorities. On July 1, 2020, the Company finalized the split of Zenuity. As part of the transaction the Company paid approximately $37 million to Zenuity for 200 software engineers and two business units located in Germany and the US. Veoneer acquired the right to use Zenuity's intellectual property for a total consideration approximately $114 million payable in ten annual installment payments, with the first payment due on July 1, 2021. In addition, during the third quarter of 2020, the Company received dividend of $35 million in cash from Zenuity.
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
VBS - On August 10, 2020, Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF. The aggregate purchase price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement.
Cash Flows

Selected Cash flow items	Nine Months Ended September 30
(Dollars in millions, except where specified)	2020	2019
Net working capital [1]	$(117)	$(52)
Net cash used in operating activities	$(115)	$(221)
Capital expenditures	$(70)	$(168)
Equity method investments	$10	$(32)
Net cash provided by (used in) investing activities	$104	$(198)
Cash flow before financing activities [1]	$(11)	$(419)
Net cash provided by (used in) financing activities	$(8)	$634
1 Non-U.S. GAAP measure, see reconciliation above
Net Working Capital1 - The $120 million positive change in net working capital for the first nine months was due to $30 million in timing effects from year-end, underlying receivable improvements during 2020 and $50 million in timing effects that are expected to reverse next quarter.
Days receivables outstanding, outstanding receivables relative to average daily sales was 51 days for September 30, 2020, as compared to 56 days at September 30, 2019. This decrease is mainly due a reduction of past dues with customer aged receivables. Days inventory outstanding, outstanding inventory relative to average daily sales, remained flat at 31 days as compared to September 30, 2019. Both of these results reflect the Company's continued strong working capital management.
Net cash used in operating activities - Net cash used in operating activities of $115 million during the first nine months was $106 million favorable as compared to 2019. The improvement was primarily driven by the working capital improvement and the lower operating loss.

Capital Expenditures - Capital expenditures of $70 million for the first nine months decreased by $98 million as compared to 2019 mainly due to lower investments in VBS-US, facility expansions, and engineering related IT. The Brake System divestitures benefit was $48 million.
Net cash proceeds from investing activities - Net cash proceeds from investing activities of $104 million for the first nine months was $302 million higher as compared to 2019. This was due to lower capital expenditures and investments in Zenuity and divestiture proceeds.
Cash flow before financing activities1 - Cash flow before financing activities of $(11) million for the first nine months was $408 million better as compared to 2019 mainly due to improved net working capital, lower capital expenditures and divestiture proceeds.
Number of Associates

		September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
TOTAL		7,433	7,095	7,571	8,874	9,127
Whereof:	Direct Manufacturing	1,370	1,130	1,326	2,002	2,116
	RD&E	4,454	4,404	4,590	4,907	5,086
	Temporary	1,258	1,031	1,166	1,396	1,630
Associates, net increased by 338 to 7,433 during the quarter as compared to 7,095 in the previous quarter. Approximately 220 of the increase was related to the Zenuity JV split.
The RD&E increase of 50 associates included approximately 210 software engineers which more than offset an underlying decline of approximately 160 engineers. Direct manufacturing associates increased by 240 from the previous quarter, as did temporary associates by 227, reflecting the sharp increase in production volumes in the third quarter from the previous quarter.
Associates, net decreased by 1,694 to 7,433 during the quarter from 9,127 as compared to the third quarter in 2019. The Brake Systems divestitures effect on the decline was approximately 1,400 associates.
The underlying Veoneer decrease of 519 associates (excluding the effect of divestitures), as compared to the same quarter in 2019, was mainly due to reductions in direct manufacturing and RD&E of 106 and 208, respectively, while temporary associates declined by 155. The year-over-year reductions are primarily a result of our MAIs program, engineering efficiency improvements and slightly lower organic sales.
Significant Legal Matters
For discussion of legal matters we are involved in, see Note 14 "Contingent Liabilities", to the condensed consolidated financial statements included herein.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2020, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
For a description of our material legal proceedings, see Note 14 Contingent Liabilities – Legal Proceedings to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
The impact of the COVID-19 pandemic, including widespread illness, market downturns, restrictions on business and individual activities, changes in consumer behavior, and uncertainty regarding the future course of the pandemic, has created significant volatility in the global economy and led to a steep drop in economic activity. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful. The COVID-19 pandemic has significantly disrupted, and may continue to disrupt, the automotive industry, light vehicle production (“LVP”) and automotive sales in markets around the world. Such disruptions include the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. Global LVP has decreased significantly since early 2020 and during the second quarter some vehicle manufacturers temporarily ceased manufacturing operations in some countries and regions, including the United States and Europe. As a result, we have experienced, and may continue to experience, declines in the production and distribution of our products and the loss of sales to our customers. As production resumes, production volumes have been and may continue to be volatile and our suppliers may not be able to ramp up sufficiently to deliver components to meet our customer requests.
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

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (filing date May 29, 2019).

10.1	Transaction Framework Agreement between Veoneer Sweden AB, Veoneer AB, Veoneer US, Inc., Volvo Car Corporation AB ZTWO Company AB and Zenuity AB, dated July 1, 2020.

10.2	Joint Venture Agreement between ZTWO Company AB and Veoneer Sweden AB regarding Zenuity AB, dated July 1, 2020.

10.3*+	Employment Agreement, dated August 1, 2020, by and between Veoneer, Inc. and Robert Bisciotti.

10.4*+	Employment Agreement, dated August 1, 2020, by and between Veoneer, Inc. and Seven (Xi) Zhang.

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, formatted Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 23, 2020
VEONEER, INC.
(Registrant)

By:	/s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)