Form 10-K
period 2020-12-31
Veoneer, Inc.
filed 2021-02-19
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2020 Commission File No.: 001-38471

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:  ☐    No:  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020 (the last business day of the most recently completed second fiscal quarter) was approximately $1,193 billion.
As of February 12, 2021, there were 111,637,658 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
Documents Incorporated by Reference

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13 and 14)
*As stated under various Items of this Report, only certain specified portions of the registrant’s definitive Proxy Statement for the annual stockholders’ meeting to be held on May 10, 2021, to be dated on or around March 29, 2021 (the “2021 Proxy Statement”) are incorporated by reference in this Report.

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
New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: general economic conditions; the cyclical nature of automotive sales and production; changes in general industry and market conditions or regional growth or decline; further decreases in light vehicle production; the impact of the coronavirus pandemic (COVID-19) on (i) the Company’s financial condition, business operations and liquidity, (ii) our customers and their production and product launch schedules, and (iii) our suppliers and availability of components for our products; the development and commercial success of the software and integrated platform contemplated by the agreement with Qualcomm Technologies; our ability to achieve the intended benefits from our separation from our former parent; our ability to be awarded new business or loss of business from increased competition; higher than anticipated costs and use of resources related to developing new technologies; higher raw material, energy and commodity costs; component shortages; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; our ability to share RD&E costs with our customers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other post-retirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; and other risks and uncertainties identified in Item 1A – “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.
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
On October 30, 2019, Veoneer signed definitive agreements to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ"), the entities that comprised VNBS at the time of such agreements, to its joint venture partner Nissin-Kogyo Co., Ltd., and Honda Motor Co., Ltd. The consideration received was $176 million. The transaction was completed on February 3, 2020 under the definitive agreements, and the VNBS joint venture was terminated. See Note 6 "Divestiture and Held for Sale" for additional information.
On April 2, 2020, the Company entered into a non-binding agreement with Volvo Cars Corporation ("VCC") to separate the businesses of Zenuity, a 50% ownership joint venture with VCC, into two separate business with each JV partner absorbing the business most relevant to its strategic interests and direction. The parties entered into definitive agreements and effected the separation on July 1, 2020. As part of the transaction the Company paid approximately $37 million to Zenuity for 200 software engineers and two business units located in Germany and the US.
On August 10, 2020, Veoneer signed a definitive agreement to sell the majority of the Veoneer Brake Systems (VBS) business in North America to ZF Active Safety US, Inc (ZF). The aggregate purchase price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement. See Note 6 “Divestiture and Held for Sale" for additional information.
On August 27, 2020, Veoneer announced its intention to enter into a collaboration agreement with Qualcomm, Inc. on the delivery of scalable Advanced Driver Assistance Systems (“ADAS”) and Autonomous Driving (“AD”) solutions. The parties entered into a definitive agreement on January 26, 2021.
Business
Veoneer is a global technology leader in the design, development, manufacture and sale of automotive safety electronics. Our ambition is to be a leading system supplier for ADAS and Highly Automated Driving ("HAD") solutions, which we refer to as "Collaborative Driving", and AD solutions, and to be recognized as a market leader in automotive safety electronics products.

Based on our purpose of "Creating Trust in Mobility", our Safety Systems are designed to make driving safer and easier, more comfortable and convenient, and to intervene before a collision. Our systems currently include Restraint Control electronics and crash sensors for deployment of airbags and seatbelt pretensioners, Active Safety sensors, controllers, and software for ADAS, HAD and AD solutions branded Arriver™.

As of December 31, 2020, Veoneer has 6 manufacturing sites and operates in 11 countries and its customers include most of the world’s largest car manufacturers. Veoneer’s sales in 2020 were $1.37 billion, approximately 45% of which consisted of Active Safety products, approximately 49% of which consisted of Restraint Control Systems and approximately 6% of which consisted of Brake Systems products and other brake control ECUs. Our business is conducted primarily in Europe, North America and Asia.
Veoneer’s head office is located in Stockholm, Sweden. As of December 31, 2020, Veoneer had approximately 6,200 associates worldwide and total associates of approximately 7,550, including temporary personnel.

Additional information required by this Item 1 regarding developments in the Company’s business during 2020 is contained under Item 7 in this Annual Report.
Financial Information on Segments
Until August 10, 2020, Veoneer had two operating segments, Electronics and Brake Systems. The Electronics segment includes all safety electronics resources and expertise, Restraint Control Systems and Active Safety products. The Brake Systems segment included brake control and actuation systems.
As noted above, Veoneer divested the vast majority of its Brake Systems business. The remaining Brake Systems business is no longer a reportable segment due to immateriality.
Business Strategy
We believe Veoneer is well-positioned for growth from increasing long-term global vehicle production volumes, increased demand for safety and for collaborative and autonomous driving products. This is evidenced by the Company's strong order book. Veoneer is focused on accelerating the commercialization of Active Safety and Collaborative and Autonomous Driving by providing the software, sensors and the central computer platforms required to do so. Our products provide a significant benefit to society by reducing human fatalities and injuries related to automobile traffic accidents.
As a consequence of the restructuring activities in 2020 and the establishment of ArriverTM, Veoneer is considering changes to its operating structure to further focus on our product offering, effective cost management, and overall operational excellence.
Products and Technology
Veoneer provides a portfolio of automotive safety electronics. The portfolio includes Active Safety Systems (including sensors) and perception and driving policy software for ADAS, HAD and AD solutions, and Restraint Control Systems such as ECUs and crash sensors for deployment of airbags and seatbelt pretensioners in the event of a collision.
Active Safety Systems
The goal of Active Safety systems is to provide early warnings to alert drivers to take timely and appropriate action or trigger intelligent systems that affect the vehicle’s motion, to prevent the occurrence of accidents, or reduce the severity of, any such accidents, as well as to increase the comfort and convenience of driving. Active Safety systems can also improve the effectiveness of the restraint control systems, which combine hazard information with traditional crash-sensing methods.
Active Safety and Driver Assistance features and functions include: Autonomous Emergency Braking (AEB), which brakes a vehicle autonomously; Adaptive Cruise Control (ACC), which keeps and adjusts the vehicle’s pre-set speed to keep a pre-set distance from vehicles ahead; Traffic Jam Assist (TJA) and Highway Assist, which takes control of braking and acceleration in slow-moving traffic and highway speed, respectively; Forward Collision Warning (FCW); Blind Spot Detection (BSD); Rear Cross-Traffic Assist (RCTA); Lane Departure Warning (LDW); Lane Centering Assist (LCA), Traffic Sign Detection (TSD); Light Source Recognition (LSR); Driver Monitoring for driver attention and drowsiness; In-cabin monitoring, Vehicle-to-Vehicle and Vehicle-to-Infrastructure communication and Night Driving Assist.
Veoneer has one of the broadest ADAS product portfolio offerings in the market, which includes all major sensing technologies, perception and driving policy software, central compute and digital mapping technologies and cloud solutions. When considering this hardware and software suite of technologies Veoneer is able to provide “turn-key solutions” when our OEM customers require 5-star NCAP solutions, thereby Veoneer can provide the entire system or even sub-systems when required.
Our product portfolio has been significantly expanded over the recent years from individual hardware sensing components to a full range of key features and functions. This enables Veoneer to address our customer needs today, and likely in the future, with a complete system offering of ADAS and AD solutions for consumer-based vehicles and specific sub-system solutions for robo-taxi applications.
Overall Veoneer has been awarded business with 17 original equipment manufacturers (“OEMs”) globally. Key products and systems in the Company's Active Safety sensor portfolio, either currently provided to the market or under product development, include:

Vision Systems: Vision systems are critical to driver assistance and safety functions. They support the driver in collision avoidance and mitigating the crash severity in the event of an accident. Using our internally developed software algorithms, the camera looks at the road ahead for other vehicles, road signs, lane markings, traffic lights, intersections and other key road attributes to provide information and warnings if a vehicle is approaching a potentially hazardous traffic situation. Vision systems are used in applications such as road-sign recognition and lane detection, along with forward and pedestrian collision warnings. We offer forward looking mono-vision and stereo-vision systems:
•The mono-vision system is a forward-looking camera that is mounted behind the windshield in front of the rear-view mirror. Images are interpreted by algorithms that help identify objects and assist the driver with warnings or actuation such as lane keeping and automatic braking of the vehicle. Mono-vision systems provide a significant level of accident reductions and are fundamental to achieve NCAP 5-star safety levels as well as driver comfort and convenience features like Adaptive Cruise Control.
•Stereo-vision system technology goes a step further and measures the entire driving environment with superior accuracy and depth. The system is capable of acting on any object without classification. Stereo-vision also provides free-space recognition, and road surface measurement down to millimeter level accuracy, which is important to OEMs to improve safety and comfort and provides depth perception for distance calculations due to the 3D capability.
Next generation vision systems and algorithms such as our fourth-generation mono and stereo-cameras, which went into initial production in 2019, support AD and European New Car Assessment Program (“NCAP”) 2020. Fifth generation vision systems, which are in the early development stages, and planned for production in 2024 will offer more than five times higher image resolution than the current generations of camera solutions and deep learning, as well as offer multiple camera solutions. Selected customers where Veoneer has been awarded and sourced business for its vision systems include: Geely, Mercedes-Benz, Volvo Cars, Subaru, two major global OEMs, and two local Chinese OEMs in addition to Geely.
Night Vision Systems: Using passive infrared technology (thermal sensing), our night vision system identifies pedestrians, animals and certain other hazards present in the danger zone of a vehicle, and alerts the driver, particularly in nighttime, or other “challenging” conditions. Our night vision system is the key component in “dynamic light spot” pedestrian illumination system which allows more time for drivers to identify potential hazards at distances beyond normal head-lights. Our fourth-generation night vision system, which launched during 2020, has improved field of view and detection distances, reduction in size, weight and cost, featuring enhanced algorithms for pedestrian, animal and vehicle detection as well as supporting night time AEB solutions. Selected customers of the night vision system include Audi, BMW, GM, Mercedes-Benz, PSA, Porsche and Volkswagen.
Radar Systems: Radar systems capture and analyze driving conditions and alert the driver to potentially dangerous situations, and can take control of the vehicle if the driver does not take timely, appropriate action. Radar systems are used in functions such as ACC and AEB. Radar is important because it provides superior performance in poor weather conditions such as rain and fog and other situations with limited or poor visibility from the camera system. Fused with vision systems, higher levels of functional safety are possible, allowing a wider range of operating conditions. Our radar sensor portfolio includes: 25GHz ultra-wide band radar, 24 GHz narrow band radar, and 77GHz front and rear corner, and front center radars. We also see future market opportunities for radar based in-cabin monitoring solutions that will address the issue of unattended children left in vehicles, a functionality that is expected to be fundamental for achieving 5-star NCAP ratings in Europe from 2025 onwards as well as being potentially mandated in North America as part of the “Hot Cars Act of 2019”, which passed the U.S. House of Representatives in July 2020 and is pending approval by the U.S. Senate. Another promising technology is the Imaging Radar to address needs of higher driving automation. Selected customers for our radar systems include Fiat Chrysler Automobiles (FCA), GAC, Geely, General Motors (GM), Honda, Mercedes-Benz, Renault Nissan Mitsubishi, and Volvo Cars. Veoneer has been awarded and sourced business with 13 OEM customers.
ADAS Central Compute: ADAS ECUs are emerging products within the Active Safety market and are precursors to the autonomous vehicles of the future. Today, a limited number of OEMs are using ADAS Domain controller ECUs, as most of the ADAS functionalities are embedded in the sensors in a distributed architecture. With future ADAS and AD systems increasing in complexity, the need for multi-sensor solutions and subsequently higher processing capabilities is expected to lead to more OEMs installing ADAS domain control or cross-domain ECUs their vehicles. While in current systems sensor data processing and perception algorithms are mostly taking in place in the sensors, more advanced ADAS/AD functionalities put higher requirements on sensors, which drives the trend to centralize processing functions to get the most accurate understanding of the vehicle's relationship with its environment.

In the ADAS ECU, large quantities of data from the vehicle’s different sensors are analyzed and validated. Advanced algorithms can then act in real time to warn the driver and control the vehicle throttle, braking and steering torque to follow a desired trajectory for full AD. We believe one of the biggest challenges self-driving cars will have to overcome is being able to react to the randomness of traffic flow, other drivers, and the fact that no two driving situations are ever the same.
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
In 2016, we launched the world’s first ADAS ECU for mass production in Mercedes-Benz’s new E-class. We provide a similar solution to the updated Mercedes-Benz S-class, and have received new business awards with VCC and Geely over the next 18 months.
Safety Domain ECUs: As Active and Passive Safety features become more advanced, having dedicated ECUs for the various features increases the complexity, weight and cost of the vehicle architecture. The Safety Domain ECU replaces multiple dedicated ECUs across the vehicle by combining all Active and Passive Safety ECUs into one powerful domain controller. This requires a highly powerful processor that is able to execute simultaneous computing. Techniques such as virtualization enable the safe and secure separation of computing tasks, as the other controllers are not affected if one virtual controller fails.
Lidar: In 2017, we agreed to collaborate with Velodyne to expand and commercialize our lidar development. Lidar is expected to be an important sensor technology for the future development of AD systems. Under the current non-exclusive agreement with Velodyne, Veoneer acts as the Tier-1 supplier to the OEMs for the Velodyne lidar sensors. Veoneer provides project management services, product validation and verification, system/interface packaging and manufacturing to produce automotive-grade lidar systems to the OEMs. Our lidar product roadmap includes first providing it to test fleets of the OEMs and the robo-taxis market followed by developing a solid-state design for the consumer vehicle market.
Building on this relationship, on January 7, 2019 the Company announced entry into a license and supply agreement with Velodyne whereby Velodyne provides Veoneer US, Inc. with materials and rights to certain Velodyne intellectual property that enables Veoneer US, Inc. to sell, distribute, promote, manufacture and modify, including related research and development ("R&D") certain lidar products based on a Velodyne based reference design.
Driver Monitoring: We have been developing solutions to address driver distraction and fatigue as they relate to traditional driving situations and driver attention for hands-free driving. In 2017, we entered into an agreement with Seeing Machines to accelerate this effort. It appears very likely that this technology is going to be mandated as part of the General Safety Requirements (GSR) in Europe to obtain vehicle homologation for new vehicle types by 2024 and for all new vehicles from 2026. It is expected to be necessary to achieve a 5-star NCAP rating in Europe in 2025 as well as Level 3/4 autonomy solutions worldwide. Our non-exclusive agreement with Seeing Machines to utilize their reference design and market under a license, provides Veoneer the capability to build hardware and feature level solutions on top of Seeing Machines’ world leading head pose, gaze and recognition data outputs.
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

ADAS, HAD and AD System Level Software Solutions (Arriver™ Products)
On April 2, 2020, the Company entered into a non-binding agreement with Volvo Cars Corporation (VCC) to separate the businesses of Zenuity, a 50% ownership joint venture with VCC, into two separate business with each JV partner absorbing the business most relevant to its strategic interests and direction. The parties entered into definitive agreements and effected the separation on July 1, 2020. As part of the transaction the Company added approximately 200 software engineers to its software engineering team to enable the development of the Company's next-generation perception and driving policy software stack.
In January 2021, Veoneer and Qualcomm Technologies, Inc. signed an agreement under which the companies will collaborate on the delivery of scalable ADAS, Collaborative and AD solutions. The collaborative platform will integrate Veoneer's next-generation perception and driving policy software stack (Arriver™ Products) and Qualcomm® Snapdragon Ride™ ADAS/AD scalable portfolio of System on a Chip (SoC) and Accelerators. The platform will address the growing needs of the automotive ecosystem for scalable and upgradable solutions, which requires highly advanced and power-efficient compute, connectivity and cloud service capabilities across all vehicle tiers. Veoneer and Qualcomm Technologies have been working together since the first announcement of their collaboration in August 2020 to create a roadmap of a scalable, open ADAS and AD system that will be able to address the entire automotive OEM market with an integrated software and SoC platform.
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
Selected customers include FCA, Ford, Geely, GM, Great Wall, Hyundai/Kia, Jaguar Land Rover, Mazda, PSA, Renault Nissan Mitsubishi, Suzuki, VW and Volvo Cars.
Collaboration History
Over the last several years collaborations with key strategic partners have significantly influenced the development and evolution of our product portfolio. These include multiple collaborative commercial arrangements, as well as the Brake Systems joint venture with Nissin-Kogyo Co. Ltd., and Zenuity, the joint venture with Volvo Cars Corporation (VCC) to develop ADAS Software towards AD.
Following a strategic review initially launched in April 2019, Veoneer made a decision to narrow its focus to the commercialization of Active Safety and advanced ADAS in the Collaborative Driving space by providing customers with the software, sensors and the central-compute platforms required to do so. In pursuit of this goal, Veoneer elected to exit the Brake Systems business, which was substantially completed in 2020. Similarly, in 2020 Veoneer and VCC decided to separate the Zenuity business so each partner could focus on the technologies most critical for their customers, with Veoneer integrating and operating the business focused on development and commercialization of ADAS and HAD software and VCC assuming the Zenuity programs focus on AD.
In January 2021, Veoneer formalized a collaboration with Qualcomm Technologies, Inc. to deliver an integrated software and SoC platform that will address the growing needs of the automotive ecosystem for scalable and upgradable solutions. ArriverTM is Veoneer’s dedicated software unit for the development of the complete perception and drive policy software stack for the platform.
Veoneer continues to maintain and pursue partnerships and collaborations with partners that have the potential to enable the commercialization of Active Safety and advanced ADAS in the Collaborative Driving space.

History of Collaborations:
January 2021: Veoneer and Qualcomm Technologies, Inc. executed an agreement under which the companies will collaborate on the delivery of scalable ADAS, Collaborative and AD solutions powered by Veoneer’s next-generation perception and driving policy software stack and Qualcomm® Snapdragon Ride™ ADAS/AD scalable portfolio of System on a Chip (SoC), and Accelerators. The parties’ intended collaboration was first communicated on August 27, 2020.
August 2020: Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF.
April 2020: Veoneer entered into a non-binding agreement with VCC to separate Zenuity, a 50% ownership joint venture with VCC. The separation was completed on July 1, 2020.
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
Light Vehicle Production: Over the last two decades, LVP has increased at an average annual growth rate of around 2% despite the cyclical nature of the automotive industry. The LVP is expected to increase from 72 million vehicles in 2020, to 92 million in 2025, where approximately 86 million where produced in 2019, according to IHS Markit. The market is undergoing a shift from traditional internal combustion engine ("ICE") vehicles, to HEVs and EVs, as emission regulations become more stringent, and battery technology continues to evolve in cost and performance.
Content Per Vehicle: Unlike LVP, we can directly influence the CPV by introducing new technologies to the market. Looking ahead, we expect the Active and Safety electronics CPV growth will primarily be driven by Active Safety content (including software), with the total Active Safety market growing from approximately $115 per vehicle in 2020 to approximately $275 per vehicle in 2026. The shift in power train technologies mentioned earlier has little effect on the Safety Electronics CPV.
See Item 7 Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations-Trends, Uncertainties and Opportunities” for additional information related to recent trends in LVP and CPV.
Active Safety Competitive Landscape
The Active Safety market remains a highly fragmented and highly competitive. Competition is based primarily on technology, innovation, quality, delivery and price. Our future success will depend on our ability to develop advanced hardware and software technology solutions and to maintain or improve on our already strong competitive position over our existing and any new competitors. Main competitors in Active Safety include Aptiv, Bosch, Continental, Denso, Magna, Mando, Mobis, Valeo, ZF, and Intel/Mobileye as a Tier 2 vision software provider.
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
Through acquisitions, technology partnerships and licensing agreements, along with our customers we have continuously added key building blocks and we estimate capturing a market share of approximately 8% in Active Safety in 2020.
The TAM for our Active Safety products amounted to approximately $8 billion in 2020 and is expected to grow to approximately $26 billion in 2026, a 21% CAGR.
ADAS, HAD and AD System Level Software Solutions (Arriver™ Products) Competitive Landscape

The market for ADAS and AD software is in its early development. Currently, Veoneer treats this market as part of the total Active Safety TAM, as separate valuations of a dedicated software opportunity are not available. As for the total Active Safety market, the competition is fragmented. Some Tier 1 automotive suppliers, such as Bosch and Continental, are developing software either for perception only, or for both perception and drive policy. MobilEye, as a Tier 2 automotive supplier, is developing perception software and adding drive policy to its offering, and has established market presence. NVIDIA appears to be pursuing a similar strategy, but does not have a commercial presence today, however a number of cooperation agreements with OEMs makes the future introduction of NVIDIA software likely.

To some extent, this type of software is also developed by the OEMs themselves. However, OEM strategies for ADAS software development varies widely, with a few developing the majority of the software in-house and others buying all or most of it from outside suppliers. The Company already has an established market presence, primarily through development of four generations of vision perception software and the drive policy software initially developed in the Zenuity joint venture and now launched commercially in a number of Volvo models.
Restraint Control Systems Competitive Landscape
The market for restraint control systems, in comparison to the Active Safety market, remains relatively consolidated with both traditional electronics suppliers and some Passive Safety suppliers. Over the past few years, we have seen our market share increase mainly due to cost efficient integration solutions and strong customer relationships built on quality and technology advancements. Currently we are a leading supplier of Restraint Control Systems with an estimated market share of approximately 22% in 2020. Our largest competitors include Bosch, Continental, Denso and ZF.
The total restraint control systems market amounted to approximately $3 billion in 2020 and is expected to remain at the same level until 2026. We believe that restraint control systems will play an integral role in a larger integration trend towards centralized Safety Domain Controllers in the future. In addition, our strong market position in restraint control systems will provide opportunities to become a leading supplier in the ADAS ECU and eventually the Safety Domain Controller market.

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
We currently own or co-own approximately 900 active patents and have approximately 600 pending patent applications in the US and other jurisdictions. The active patents will expire between 2021 and 2040. We have registered the name Veoneer as a trademark in [Sweden] and are pursuing registration in other markets of interest. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic.
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
Our total research and development expenses, including engineering, net of customer reimbursements, were $407 million, $562 million and $466 million for the years ended December 31, 2020, 2019 and 2018, respectively. Veoneer's 50% share of Zenuity’s net expenses, as reported in loss from equity method investment, was $39 million, $70 million and $63 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs were mainly related to research and development.
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
During 2020 Veoneer delivered production units to more than 20 OEM customers around the world. Our largest customers ranked in order as a % of our global sales were Daimler 20%, Hyundai/Kia 12%, Honda 11%, Ford 11%, General Motors 7%, FCA 6%, Renault Nissan Mitsubishi 5% and BMW 4%. In 2020, according to IHS Markit, in terms of LVP the top five largest OEMs accounted for approximately 50% of the global LVP while the top ten largest accounted for approximately 70%. In 2020, these same top five and top ten largest OEMs represent approximately 25% and 60% of our global sales, respectively.
We typically supply products to our OEM customers through written contracts or purchase orders that are generally governed by general terms and conditions established by each OEM. These arrangements include terms regarding price, quality, technology and delivery. Although it may vary from customer to customer, our customer contracts generally require us to supply a customer’s annual requirements for a particular vehicle model and assembly facilities, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the model, which is generally four to seven years. Because we produce products for a broad cross section of vehicle models, we are not overly reliant on any one vehicle model or one particular product.
These contracts are often subject to renegotiation, sometimes as frequent as on an annual basis, which may affect product pricing. In general, these arrangements with our customers provide that the customer can terminate them if we do not meet specified quality, delivery and cost requirements. Although these arrangements may be terminated at any time by our customers (but not typically by us), such terminations have historically been minimal and have not had a material impact on our results of operations. However, if terminations do occur in the future or if production under a contract winds down earlier than expected, then such event could have a material impact on our results of operations. The arrangements typically provide that we are subject to a warranty on the products supplied; in most cases, the duration of such warranty is coterminous with the warranty offered by the OEM to the end-user of the vehicle. We may also be obligated to share in all or a part of recall costs if the OEM recalls its vehicles for defects attributable to our products.
Veoneer Human Capital Management
As a leading automotive technology company, the development and well-being of our employees is a key component for success. We focus on individual growth, fairness as an employer, employment terms, values, ethics and conduct, and most importantly the health and safety of our employees.
Our philosophy is to give our associates responsibility for their growth through providing challenges in their jobs as well as the tools and culture necessary to support individual growth. We believe that growth is primarily accomplished within the scope of our associates' daily work and, if supported with ways to reflect and receive feedback, we can help facilitate and accelerate that growth. Veoneer's size and global reach, combined with its varied product portfolio, provides many opportunities to work in new areas and with new teams. It is important to us to foster an environment that promotes giving and receiving feedback, setting aggressive targets and doing so in a transparent way. We have processes in place to foster this behavior and we have desired behaviors defined to set goals for the purpose of recruiting and promoting.
As of December 31, 2020, we had a total of approximately 7,543 total associates, with 4,476 engineering, 1,452 in direct manufacturing and the remaining 1,615 in production and SG&A overhead functions. Included in these figures are approximately 1,359 temporary associates, and within engineering, more than two thirds of the associates worked as software engineers.
We compete in a market that involves rapidly changing technological and other developments, which requires us to attract and employ a workforce with broad expertise and intellectual capital. Our future success depends in large part on our ability to attract, train, retain and motivate qualified personnel. To facilitate talent attraction and retention, we are committed to making Veoneer a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers.
We are committed to maintaining, and fostering a culture of fairness and equity, where all of us act with the highest ethics and integrity, where unethical conduct is not tolerated, and where everyone feels empowered to speak up and raise concerns. Employee training is used to reinforce these values across all employees globally. Annual participation in trainings related to ethics, environment, health and safety, and emergency responses are at or near 100%.
We consider our relationship with our personnel to be strong. We have not had any disputes which are significant or had a lasting impact on our relationship with our employees, customer perception of our employee practices or our business results. Major unions to which some of our employees belong in Europe include: IG Metall in Germany; Unite in the United Kingdom; Confédération Générale des Travailleurs, Confédération Française Démocratique du Travail, and Force Ouvrière in France; and If Metall, Unionen, Sveriges Ingenjörer and Akademikerföreningen in Sweden. In addition, our employees in other regions are represented by the following unions: Unifor and the International Association of Machinists and Aerospace Workers (“IAM”) in Canada.
We have established competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plan, pension, healthcare and insurance benefits, paid time off, family leave, and on-site services, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.
The safety and health of our employees is a top priority. We recognize the connection between a safe and healthy workplace and the sustainable success of our company. We believe in healthy work-life balance, emphasizing employee engagement, working together, and having clear expectations. We have implemented a comprehensive Health and Safety Management System, which engages all employees and it guides us in our everyday actions. In 2020, our incident rate, measured as number of reportable injuries per 200,000 employee hours of exposure, was 1.29 (target is lower than 2.0). In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

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
Sources and Availability of Raw Materials and Sub-Components
We procure our raw materials and components from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured to minimize transportation, currency risks and other costs. The most significant raw materials we use to manufacture our products are various electronic semi-conductor components and ferrous metals for brake systems. From 2018 through mid-2020 we did not experience any significant supply shortages and therefore did not carry inventories more than those reasonably required to meet our production and shipping schedules. During 2020, however, the automotive industry experienced dramatic declines in LVP during the first half, and an unprecedented rebound in the second half. This global development, which was witnessed across multiple industries, has created serious challenges for supply of electronic components, and specifically semiconductors. We expect the tightness in supply to affect global LVP during the first half of 2021. Currently, the effects are difficult to quantify, and we monitor and manage this situation daily.
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
Most of the Company’s manufacturing processes consist of the assembly of components. As a result, the environmental impact from the Company’s plants is generally modest. While our businesses from time to time are subject to environmental investigations, there are no material environmental-related cases pending against the Company. Therefore, we do not incur (or expect to incur) any material costs or capital expenditures associated with maintaining facilities compliant with U.S. or non-U.S. environmental requirements. To reduce environmental risk, the Company has implemented an environmental policy and an environmental management system in all plants globally and all plants are externally ISO14001 certified.
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
Following the Spin-Off, the Company and Autoliv began operating independently and neither has any ownership interest in the other. To govern certain ongoing relationships between Veoneer and Autoliv after the Spin-Off and to provide mechanisms for an orderly transition, the Company and Autoliv entered into agreements pursuant to which certain services and rights are provided for following the Spin-Off, and the Company and Autoliv are obligated to indemnify each other against certain liabilities arising from our respective businesses.
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
Amended and Restated Transition Services Agreement
Under the Amended and Restated Transition Services Agreement (“TSA”), Autoliv and Veoneer agreed to provide to each other certain services for a limited time to help ensure an orderly transition following the Spin-Off. The TSA terminated on April 1, 2020.

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

Risk Factor Summary:
The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Below is a summary of the risk factors detailed in Item 1A. This summary does not address every aspect of our risks factors, all of the risks that we face, or other factors not presently known to us or that we currently believe are immaterial.
•Our estimate of total addressable market is subject to numerous uncertainties. If we have overestimated the size of our total addressable market now or in the future, our future growth rate may be limited.
•Our reported order intake and the value of our order book are not necessarily indicative of future net sales revenues and are subject to a number of uncertainties. If the order intake fails to translate into future net sales revenue it may adversely affect our business.
•A prolonged recession and/or a downturn in LVP could adversely affect our business and require impairments or restructuring actions or require us to seek additional sources of financing to continue our operations, which may not be available to us or be available only on materially different terms than what has historically been available.
•Changes in our product mix may impact our financial performance.
•Our business may be adversely affected by regulations affecting the automobile safety and autonomous driving markets.
•We may not be able to anticipate changing customer and consumer preferences or respond quickly enough to changes in technology and standards to be able to develop and introduce commercially viable products.
•We are subject to risks associated with the development and implementation of new manufacturing process technology.
•We may not be able to adequately protect or monetize our intellectual property rights in internally-developed or acquired technologies, which could result in the loss of our rights, limit our ability to compete, increased costs lost revenue.
•We operate in developing and highly competitive markets.
•Escalating pricing pressures from our customers may adversely affect our business.
•Our business could be materially and adversely affected if we lost significant customers or if they were unable to pay their invoices.
•Our inability to effectively manage the timing, quality and costs of new product launches could adversely affect our financial performance.
•Disruptions in our supply or delivery chain, or those of our customers, could cause one or more of our customers to halt or delay production and adversely affect our financial performance.

•Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins.
•We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us or our customers.
•We face risks in connection with identifying and successfully completing strategic acquisitions of businesses, products and technologies and/or collaborative arrangements with strategic partners.
•We may not have sufficient resources to fund our operating costs or all of our future research and development and capital expenditures or possible acquisitions or joint ventures.
•Our ability to raise capital in the future may be limited, which could limit our business plan or adversely affect the rights of our stockholders.
•Our business may be adversely affected if our policies and procedures do not adequately protect our employees or others or otherwise meet the requirements of applicable laws or regulations.
•We may have exposure to greater than anticipated tax liabilities.
•Our business and financial condition may be materially and adversely affected by COVID-19.
•Impairment charges relating to our assets, goodwill and other intangible assets could adversely affect our financial performance.
•We face risks related to our defined benefit pension plans and employee benefit plans, including the need for additional funding as well as higher costs and liabilities.
•Cybersecurity incidents could disrupt our products or business operations, result in damages or loss of confidence in our products, or the loss of critical and confidential information, and adversely impact our reputation and results of operations.
•Our board of directors may change significant corporate policies without stockholder approval.
•or delay acquisition attempts for us that you might consider favorable.
•The market price and trading volume of our common stock may fluctuate widely.
•Future issuances of common stock by us may cause the market price of our common stock to decline.
•Your ownership in our common stock may be diluted by additional equity issuances.
•We have no current plans to pay cash dividends on our common stock, and certain factors could limit our ability to pay dividends in the future.
•Veoneer SDR holders do not have the same rights as our stockholders.
Risks Related to our Industry & Global Market
Our estimate of total addressable market is subject to numerous uncertainties. If we have overestimated the size of our total addressable market now or in the future, our future growth rate may be limited.
The Company’s estimates of total addressable market, or TAM, are based on a variety of inputs, including production estimates per product group (which are largely based on global light vehicle production (LVP) data and estimates from IHS Markit), content per vehicle, or CPV, estimates, the Company’s own market insights, estimates as to the pace and extent of standard-setting and regulatory change, internal market intelligence on prices and penetration/adoption rates of each expected product group and the Company’s history operating in the market (including, among other things, its order and bid experience).
We have not independently verified any third-party information, including LVP estimates by IHS Markit, and cannot assure you of its accuracy or completeness. While we believe our market size estimates are reasonable, such information is inherently imprecise. For example, IHS Markit’s January 2021 estimates of LVP for 2021-2024 were reduced by approximately 69 million vehicles compared to forecasts in July 2018 (around the time of the completion of our spin-off from Autoliv). If IHS Markit or other third-party or internally-generated data used in our estimates proves to be inaccurate or we make errors in our assumptions based on such data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including the successful implementation of our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of our TAM included in this Annual Report should not be taken as indicative of our ability to grow our business.

Our reported order intake and the value of our order book are not necessarily indicative of future net sales revenues and are subject to a number of uncertainties. If the order intake fails to translate into future net sales revenue it may adversely affect our business.
We monitor order intake to make certain predictions related to our capital needs and expenditures and in providing long-term targets, earnings guidance and estimates. Our order intake is the estimated future average annual sales attributable to documented new business awarded based on estimated average annual product volumes, average annual sales price for such products over their anticipated life, and exchange rates. Order intake is not recorded as revenue until the order is completed. The aggregate value of order intake is considered our “order book” and is part of it until the products are manufactured and delivered to customers and we realize net sales revenue from such orders. Since the general lead time from an “order” to the start of production in the automotive industry is three to four years, and it may take several more months for production of a certain vehicle model to fully ramp up, the assumptions we use to determine order intake may no longer be accurate at the time production begins or the order is completed.
To determine our estimated order intake, we make several assumptions related to vehicle production in a particular year of a particular model, annual product values, sales prices for such products and exchange rates. If any of the inputs to these assumptions fail to materialize as we expect, the net sales revenue actually realized may be adversely impacted. We cannot predict when our customers will decide to either increase or reduce inventory levels or whether new inventory levels will approximate historical inventory levels. Our customers generally do not guarantee order volumes. The commercial success of the vehicle models that include our products will also impact whether our order intake translates into net sales revenue. Finally, any significant reduction in automotive sales and/or LVP by our customers, whether due to general economic conditions or any other factors relevant to sales or LVP, will likely have a material adverse effect on whether net sales revenue is ultimately realized from our estimated order book.
A prolonged recession and/or a downturn in LVP could adversely affect our business and require impairments or restructuring actions, or require us to seek additional sources of financing to continue our operations, which may not be available to us or be available only on materially different terms than what has historically been available.
Our business is related to global LVP and automotive sales and LVP are critical drivers for our sales. The automotive market experienced a significant decline in LVP during 2020 and has just recently started to show indications of recovery. A prolonged downturn in or uncertainty relating to global or regional economic conditions, including as a result of the coronavirus global pandemic (COVID-19), or any significant reduction in automotive sales and/or LVP by our customers, may result in the delay or cancellation of plans to purchase our products, which could have a material adverse effect on our business, results of operations and financial condition.
We have a substantial number of important product and program launches in the next 18 months. These launches are important from both a sales and cash flow perspective. A downturn in global economic conditions or LVP, or uncertainty with respect thereto, could delay our customers' production plans and/or volumes and the return on our investment in R&D and the resources expended to ensure timely and quality launches. Given the high costs of such investments, such a downtown, and any losses resulting from customer defaults, could result in us experiencing a significant negative cash flow.
Any such adverse impacts could require us to shut down plants or result in impairment charges, restructuring actions or changes in our valuation allowances against deferred tax assets, which could be material to our financial condition and results of operations. Deteriorating global economic conditions and/or deteriorating performance of our business may also have a negative impact on our market capitalization, which could also result in impairment charges. For example, given our market capitalization, further decreases in our market capitalization may necessitate additional impairment testing. A determination of that an impairment has occurred could have a material adverse effect on our financial results.
Any significant negative cash flow could also result in us having insufficient funds to continue our operations unless we can procure external financing, which may not be possible. Our ability to obtain external financing on favorable terms could be limited by instability in the global credit markets and global economic pressure. If external financing is unavailable to us when necessary, we may have insufficient funds to continue our operations.
Changes in our product mix may impact our financial performance.
We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period. Our earnings guidance and estimates assume a certain geographic sales mix as well as a product sales mix based on market expectations. There is a risk that the mix of offerings by our customers and demand for such offerings could change. If actual results vary from this projected geographic and product mix of sales, it could have an unfavorable impact on our revenue and our results of operations and financial condition could be materially adversely affected.

Our business may be adversely affected by regulations affecting the automobile safety and autonomous driving markets.
Government vehicle safety regulations are a key driver in our business. Historically, these regulations have imposed ever more stringent safety regulations for vehicles. Safety regulations have a positive impact on driver awareness and acceptance of active safety products and technology. These more stringent safety regulations often require vehicles to have more safety CPV and more advanced safety products, including active safety and driver assistance technology, which is a growth driver for the Company.
However, because growth in global LVP is highly concentrated in markets such as China and India, which have historically required less safety CPV, our results of operation may suffer if the safety CPV remains low in our growth markets. As safety CPV is also an indicator of our sales development, if this trend continues, the average safety systems per vehicle could decline.
Changes in legislative, regulatory or industry requirements related to vehicle safety content may also render certain of our products obsolete or less attractive to our customers. Vehicle safety content requirements are subject to change based on a number of factors that are not within our control, including new scientific or medical data, adverse publicity regarding autonomous vehicles or technology, domestic and foreign political developments or considerations, and litigation relating to our products and our competitors’ products. Changes in government regulations in response to these and other considerations could have a severe impact on our business. If government priorities shift and we are unable to adapt to changing regulations, our business may suffer material adverse effects.
The regulatory obligation of complying with safety regulations could increase as federal and local regulators impose more stringent compliance and reporting requirements in response to product recalls, safety issues and product innovations in our industry. In the U.S., we are subject to the existing Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act, which requires manufacturers to comply with “Early Warning” requirements by reporting to the National Highway Traffic Safety Administration (“NHTSA”) information related to defects or reports of death related to their products. TREAD imposes criminal liability for violating such requirements if a defect subsequently causes death or bodily injury. In addition, the National Traffic and Motor Vehicle Safety Act authorizes NHTSA to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with federal motor vehicle safety standards. In September 2016, U.S. Department of Transportation issued a Federal Automated Vehicles Policy as agency guidance for comment rather than in a rulemaking in order to enable the delivery of an initial regulatory framework and best practices to guide manufacturers and other entities in the safe design, development, testing, and deployment of highly automated vehicles. Since September 2016, the U.S. Department of Transportation has issued voluntary “guidance” for autonomous vehicle (AV) standards, including “Ensuring American Leadership in Automated Vehicle Technologies – Automated Vehicles 4.0” dated January 2020, to promote autonomous vehicle development. It is unknown when specific U.S. regulations for AVs may be released and what, if any, impact such regulations may have on us or our customers in terms of products, features and performance requirements.
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
We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. International sales and operations subject us to certain risks inherent in doing business abroad, including exposure to local economic and political conditions, foreign tax consequences, issues with enforcing legal agreements, currency controls, imposition of tariffs, supply chain issues, preferences of foreign nations for domestically manufactured products, and concerns about human rights, working conditions and other labor rights and conditions and the environmental impact in foreign countries where our products are produced and raw materials and/or components are sourced. These risks could have a material adverse effect on our business, results of operation and financial condition.
For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) significantly changed the taxation of U.S. based multinational corporations, including, inter alia, reducing the U.S. federal corporate income tax rate from 35% to 21%, creating new taxes on certain foreign sourced earnings and a new minimum tax calculated on certain U.S. outbound payments. We have completed our accounting for the impact of the Tax Act as of December 22, 2018 based on published guidance. We expect that the U.S. Treasury Department, the Internal Revenue Service (“IRS”), and state tax authorities will be issuing additional guidance on how the provisions of the Tax Act will be applied or otherwise administered, and such guidance may be different from our current interpretation. The legislation could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation. As regulations and guidance evolve with respect to the Tax Act, and as we gather information and perform more analysis, our results may differ from previous estimates and may materially affect our financial position. Changes in tax laws or policies by foreign jurisdictions could result in a higher effective tax rate on our worldwide earnings and such change could have a material adverse effect on our business, results of operations and financial condition.
Additionally, the prior U.S. administration initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods, and created uncertainty about the future relationship between the U.S. and certain of its trading partners. It is not yet clear how the new U.S. administration may alter or otherwise affect these relationships. The U.S entered into the United States-Mexico-Canada Agreement (USMCA) on July 1, 2020. The USMCA changes the automotive rules of origin that dictate what percentage of an automobile must be built from parts that originated from countries in the North American region. The automotive industry is highly dependent on duty-free trade within the USMCA free trade region. A trade war, trade barriers or other governmental actions related to tariffs, international trade agreements, import or export restrictions or other trade policies could adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, therefore, adversely affect our business, results of operations and financial condition.
We are exposed to exchange rate risks.
We have currency exposures related to buying, selling and financing in currencies other than the local currencies of the countries in which we operate. We are particularly vulnerable to a strong U.S. dollar as certain raw materials and components are sourced in U.S. dollars while sales are also currently in other currencies, like the Euro. Our risks include:
•transaction exposure, which arises because the cost of a product originates in one currency and is sold in another currency;
•revaluation effects, which arise from valuation of assets denominated in currencies than the unit reporting currency;
•translation exposure in the income statement, which arises when the income statements of non-U.S. subsidiaries are translated into U.S. dollars;
•translation exposure in the balance sheet, which arises when the balance sheets of non-U.S. subsidiaries are translated into U.S. dollars; and
•changes in the reported U.S. dollar amounts of cash flows.
For example, in 2020 the Company’s gross transaction exposure was approximately $0.9 billion, with a net exposure of $0.6 billion due to counter-flows. The largest net transaction exposures were the sale of Euro against the U.S. Dollar, the purchase of U.S. Dollar against Korean Won and the sale of Euro against Romanian Leu. In 2020, the five largest currency pairs accounted for approximately 86% of the Company’s net currency transaction exposure. These exchange rate risks could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Technology and Product Development
We may not be able to anticipate changing customer and consumer preferences or respond quickly enough to changes in technology and standards to be able to develop and introduce commercially viable products.
Our ability to maintain and improve existing products, anticipate changes in technology, regulatory and other standards, and to successfully develop and introduce new and enhanced technologies and products on a timely basis will be a significant factor in our ability to be competitive and gain market acceptance. If we are unsuccessful or are less successful than our competitors in predicting the course of market development and perceptions of drivers regarding autonomous driving capabilities and solutions, developing innovative products, processes, and/or use of materials, or adapting to new technologies or evolving regulatory, industry or customer requirements, we will suffer from a competitive disadvantage. Further, the global automotive industry is experiencing a period of significant technological change, including the development of combined software and system-on-chip (SoC) hardware solutions to handle the influx of information coming into vehicles from increasing numbers of sensors and efficiently manage multilevel processing in real time while operating within a system's power budget. As a result, the success of portions of our business requires us to develop, acquire and/or incorporate new technologies. We may need to adjust our strategy and projected timelines based on how these technological challenges evolve over time. There is a risk that these challenges will not be overcome, and that our investments in R&D initiatives will not lead to successful new products and a corresponding increase in revenue, which could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to meet the expectations of our customers with respect to the timely development and performance of new technologies.
Because our products are technologically complex and innovative, it can take a significant amount of time to complete development. Development delays resulting from the challenges of integrating new functionality into vehicles and the evolution of our customers’ performance requirements during the development cycle subject us to the risk that our customers cancel or postpone a contract in the time period that it takes us to begin production of a particular product. If we are unable to develop and deliver innovative and competitive products, or unable to do so with desired performance characteristics within the same timeframe as our competitors, our business, results of operations and financial condition could be materially adversely affected.
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
We may not be able to adequately protect or monetize our intellectual property rights in internally-developed or acquired technologies, which could result in the loss of our rights, limit our ability to compete, increased costs, and lost revenue.
We have developed a considerable amount of proprietary technology related to our products and rely on a number of patents to protect our intellectual property rights in such technology. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets we serve. In addition to our in-house research and development efforts, we have acquired and may continue to seek to acquire, rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing and joint venture arrangements. Developments or assertions by or against us relating to our intellectual property rights could negatively impact our business. If claims alleging patent, copyright or trademark infringement are brought against us and are successfully prosecuted against us, they could result in substantial costs.
If we are not able to protect our owned or licensed intellectual property rights against infringement or unauthorized use, we could lose those rights and/or incur substantial costs policing and defending those rights. Our means of protecting our intellectual property may not be adequate, and our competitors may independently develop technologies that are similar or superior to our proprietary technologies, or design around the patents we own or license. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. If we cannot protect our proprietary technology, we could experience a material adverse effect on our business, results of operations and financial condition.
In addition, certain of our products utilize components that are developed by third parties and licensed to us or our joint ventures. If claims alleging patent, copyright or trademark infringement are brought against such licensors and successfully prosecuted, they could result in substantial costs, and we may not be able to replace the functions provided by these licensors. Alternate sources for the technology currently licensed to us may not be available in a timely manner, may not provide the same functions as currently provided or may be more expensive than products currently used. Additionally, there is a risk that any patents owned or licensed by us may be challenged, invalidated or circumvented, limiting competitive advantage of affected products or technologies. Furthermore, as part of our business strategy, we may from time to time seek to acquire businesses or assets that provide us with additional intellectual property and technological advantages. We may experience problems integrating acquired technologies into our existing technologies and products, and such acquired intellectual property may be subject to known or contingent liabilities such as infringement claims. These risks could have a material adverse effect on our business, results of operations and financial condition.
Because we develop proprietary technologies internally, as well as through contract arrangements and research collaborations with third parties, there is a risk that our attempts to protect this proprietary information using agreements containing confidentiality, non-disclosure and/or non-use provisions will be unsuccessful. Even if agreements are entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. If we increase the value our intellectual property acquired through collaborations and development agreements, more of the technology we depend on could be subject to risks related to protecting these rights.
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
Risks Related to Customer Relationships and Competition
We operate in developing and highly competitive markets.
The market in which we operate are highly competitive. Active safety and driver assistance technology is a developing segment in the automotive industry and is expected to act as a basis for, and enable the development and introduction of, commercially viable autonomous vehicles. Among other factors, our products compete on the basis of price, quality, manufacturing and distribution capability, design and performance, technological innovation, delivery and service. Our ability to compete successfully depends, in large part, on our ability to innovate and manufacture products that have commercial success with consumers, differentiate our products from those of our competitors, deliver quality products in the time frames required by our customers, create confidence in our financial stability and achieve best-cost production.
We compete with a number of companies that design, produce and sell similar products. Some of our competitors as well as some of our customers have strategic relationships with other customers or outside partners, enabling them to pool resources. Some of our competitors are subsidiaries (or divisions, units or similar) of companies that are larger than we are and have greater financial and other resources than us. Additionally, some of our competitors may also have “preferred status” as a result of special relationships or ownership interests with certain customers. Furthermore, the number of competitors may increase as suppliers from outside the traditional automotive industry, such as Waymo, Argo, Lyft, Cruise, Samsung, Panasonic, Here, Tesla, Intel, NVIDIA and other technology companies, consider the significant business opportunities presented by autonomous driving. The evolving nature of the competitive landscape creates greater uncertainty than the traditional automotive market.
Furthermore, our ability to create confidence in our customers and potential customers that we have the financial strength and resources to support their ambitious programs and can timely deliver quality products over the life of a vehicle program will also be a significant factor in our ability to be competitive. Because the supply chain in our industry is very complex and many of our competitors have greater financial resources, our customers and potential customers may consider us as a supply risk and become concerned that we will be unable to continue to provide products to them at a quality level that meets their needs. If we are unable to create confidence in our financial position, customers may choose other suppliers, which could have a material adverse effect on our business, results of operations and financial condition.
Products and services provided by companies outside the automotive industry may also reduce demand for our products, which require substantial investment in research and development. For example, prior to the COVID-19 pandemic, there was an increase in consumer preferences for mobility on demand services, such as car- and ride-sharing, as opposed to automobile ownership, which may result in a long-term reduction in the number of vehicles per capita. Today, in most markets, active safety products are considered to be premium equipment rather than standard automotive safety items, which can create significant volatility in demand for certain of our products.
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
The automotive supplier industry continues to experience increasingly aggressive pricing pressure from OEMs. This trend is partly attributable to the major automobile manufacturers’ strong purchasing power. As an automotive component manufacturer, we may be expected to quote fixed prices or be forced to accept prices with annual price reduction commitments for long-term sales arrangements or discounted reimbursements for engineering work. Price reductions may impact our sales revenue and profit margins. Our future profitability will depend upon, among other things, our ability to successfully design and market technological improvements while maintaining our cost structure and reducing our cost per unit. If we are unable to offset continued price reductions, these price reductions could have a material adverse effect on our business, results of operations and financial condition.
Our business could be materially and adversely affected if we lost significant customers or if they were unable to pay their invoices.
We are dependent on a few large customers with strong purchasing power. Business with any given customer is typically split into several contracts (either on the basis of one contract per vehicle model or on a broader platform basis). Additionally, we have no fixed volume commitments from our customers. Thus, even if we have won a bid for business from a customer, there are no guaranteed purchase volumes. The loss of business from any of our largest customers (whether by lower overall demand for vehicles, cancellation of existing contracts or the failure to award us new business) could have a material adverse effect on our business, results of operations and financial condition.
Customers may put us on a “new business hold,” which limits our ability to quote or be awarded all or part of their future vehicle contracts if quality or other issues arise in the vehicles for which we were a supplier. Such new business holds range in length and scope and are generally accompanied by a certain set of remedial conditions that must be met before we are eligible to bid for new business. Meeting any such conditions within the prescribed timeframe may require additional Company resources. A failure to satisfy any such conditions may have a material adverse effect on our financial results in the long term.
If one or more of our customers’ facilities cease production or decrease their production volumes, the assets we carry related to our facilities serving such customers may decrease in value because we may no longer be able to utilize or realize them as intended. Where such decreases are significant, such impairments may have a material adverse effect on our financial results.
There is also a risk that one or more of our largest customers are unable to pay our invoices as they become due or that a customer will simply refuse to make such payments given its financial difficulties. If a large customer becomes subject to bankruptcy or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, or if a large customer otherwise successfully procures protection against us legally enforcing its obligations, it is likely that we will be forced to record a substantial loss.
Our business in China is subject to especially aggressive competition and is sensitive to economic and market conditions as well as restrictions placed on foreign automakers.
We operate in the highly competitive automotive supply market in China and face competition from both international and smaller domestic manufacturers. Maintaining a strong position in the Chinese market is a key component of our global growth strategy. Our business is sensitive to economic and market conditions that impact automotive sales volumes and growth in China and may be affected if the pace of growth slows as the Chinese market matures or if there are reductions in vehicle demand in China. We anticipate that additional competitors, both international and domestic, may seek to enter the Chinese market, resulting in increased competition. Increased competition may result in price reductions, reduced margins and our inability to gain or hold market share. There have been periods of increased market volatility and moderation in the levels of economic growth in China, which resulted in periods of lower automotive production growth rates than those previously experienced. Furthermore, the Chinese government has increased demand for domestic production of electric cars by offering purchase incentives and has restricted foreign automakers from digital mapping within its borders impacting many of our customers’ ability to manufacture self-driving vehicles within China. Many of our customers are not domestic Chinese companies. If our non-Chinese customers are prevented or deterred from doing business in China, it could impair our position in the Chinese market. If we are unable to maintain our position in the Chinese market, the pace of growth slows or vehicle sales in China decrease, our business, results of operations and financial condition could be materially adversely affected.

Risks Related to Execution of our Business
Our inability to effectively manage the timing, quality and costs of new product launches could adversely affect our financial performance.
Given the complexity of new product launches implementing innovative technologies, we may experience difficulties managing product quality, timeliness and associated costs. There is a risk that we will not be able to effectively coordinate the activities of our numerous suppliers, or install and certify the equipment needed to produce products for new programs in time for the start of production, or transition our manufacturing facilities and resources to full production for such without adversely affecting production rates or other operational efficiency measures at our facilities. In addition, there is a risk that our customers will not execute on schedule the launch of their new product programs. New product launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by our customers. Furthermore, if it becomes necessary to request that our customers cover or share in these costs due to the complexities and changes requested by the customers, this could impact our relationships with our customers and the development of these programs. These negotiations can take considerable time and effort and risk deterioration of our relationships with our customers, and there can be no assurances that any specific negotiations will result in amendments that are beneficial to us on a timely basis.
We have a significant number of new product launches in the next 18 months. As the start of production grows closer for these programs and products, the potential risk related to timeliness and potential costs for failure to deliver timely may increase depending on the program or product as there is less time to implement any necessary changes to these programs even if they are requested by our customers. We may also have contractual liabilities for any such delays. Additionally, any such delays may impact our relationship with our customers and could impact potential future business opportunities. These issues may also be exacerbated due to deteriorating business conditions or declines in LVP. Our inability to effectively manage the timing, quality and costs of these new program launches could have a material adverse effect on our business, results of operations and financial condition.
Disruptions in our supply or delivery chain, or those of our customers, could cause one or more of our customers to halt or delay production and adversely affect our financial performance.
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
Disruptions in our supply chain such as large recalls or field actions impacting suppliers, facility closures, strikes, electrical outages, critical health and safety and other working conditions issues, pandemic diseases, such as COVID-19, natural disasters or other logistical or mechanical failures, could inhibit our ability to timely deliver on orders. We may also experience disruptions if there are delays in customs processing, including if we are unable to obtain government authorization to export or import certain materials.
In addition, financial pressure and/or instability resulting from a prolonged downturn in or uncertainty relating to global or regional economic conditions, or any significant reduction in automotive sales and/or LVP, may affect our suppliers’ agility and willingness and/or ability to accommodate our commercial demands, including with respect to cost and timing. For example, during 2020, however, we experienced dramatic declines in LVP during the first half, and a significant rebound of demand in the second half. This has impacted multiple industries and created serious supply chain challenges semiconductors. We expect the semiconductor supply constraint to affect the global LVP during at least the first half of 2021, as customers halt production. This may also disproportionately affect the active safety content in vehicles as our products are often "optional" and not standard equipment on vehicles.
When we fail to timely deliver or cause a disruption in our customers’ production, we risk damaging our customer relationship, and may lose the business or have to absorb our own costs for identifying and resolving the ultimate problem as well as expeditiously producing and shipping replacement components or products. Generally, we must also carry the costs associated with “catching up,” such as overtime and premium freight, and may be financially responsible for damages to the customer caused by such delays. During the second half of 2020, for example, all modes of freight have been under increased pressure due to COVID-19 and increased customer demand, and we have incurred significant premium freight costs to ensure timely delivery to our customers.
Similar widespread disruptions in our OEM customers’ supply chains may also cause a halt or delay in production that could adversely affect our business. In particular, if the COVID-19 pandemic causes further prolonged period of travel, commercial and other similar restrictions, we and our OEM customers could experience more supply chain and production disruptions. The extent to which COIVD-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted.
We currently do not have long-term supply contracts with many of our third-party suppliers and make substantially all of our purchases on a purchase order basis. Our standard terms and conditions of purchase require a commitment from our suppliers to produce raw materials or components at the last piece part price accepted by the parties for at least five years following the end of a production contract, and service parts for 15 years after fulfillment of a purchase order. However, not all suppliers accept these terms and, even if accepted, we cannot be assured they will honor their contractual commitments. Autonomous driving solutions are rapidly developing and increasingly complex and require the use of advanced components that may be single-sourced or not easily replaced if the technology or the vendor does not perform as expected or agree to supply on a continuing basis. We expect that it would take approximately 12 to 18 months to transition from a current supplier to new providers for our more advanced components. Such a transition would also likely require a qualification process by our customers.
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
Because the automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, a work stoppage or disruption at one or more of our facilities could have a material adverse effect on our business. Similarly, if any of our customers were to experience a work stoppage, that customer may halt or limit the purchase of our products, or a work stoppage at another supplier could interrupt production at one of our customers’ facilities, which would have the same effect. The risk of work stoppage has dramatically increased over the last year as a result of COVID-19. A work stoppage at one or more of our facilities or our customers’ facilities could cause shut-downs of production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition.
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
We face risks related to product liability claims, warranty claims and recalls in the event that any of our products actually or allegedly are defective, fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We may not be able to anticipate all of the possible performance or reliability problems that could arise with our products after they are released to the market. Additionally, increasing regulation, including reporting requirements, regarding potentially defective products, particularly in the U.S., may increase the possibility that we become involved in additional product liability or recall investigations or claims. There is a risk that our product liability and product recall insurance will not provide adequate coverage against potential claims, such insurance will not be available in the appropriate markets or that we will not be able to obtain such insurance on acceptable terms in the future. There is also a risk that Autoliv or one of our customers or suppliers may be unable or unwilling to indemnify us for product liability, warranty or recall claims although they are contractually obligated to do so or we may be required to indemnify Autoliv or such customer for such claims, which may significantly increase our exposure and potential loss with respect to any such claims.
There is a risk that our current and future investments in our engineering, design, and quality infrastructure will be insufficient to prevent our products from suffering from defects or other deficiencies and that we will experience material warranty claims and product recalls. This is especially relevant in the dynamic active safety market, which is characterized by accelerated development cycles, fluctuating performance requirements and identification of potential failure modes as well as the the need to integrate products into advanced vehicle environments In the future, we could experience additional material warranty or product liability losses and incur significant costs to process and defend these claims.
We may be involved from time to time in legal proceedings and our business may suffer as a result of adverse outcomes of future legal proceedings.
We may be from time to time involved in litigation, regulatory proceedings and commercial or contractual disputes that may be significant. These matters may include, without limitation, disputes with our suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value added tax (VAT) disputes and employment and tax issues. In such matters, government agencies or private parties may seek to recover from us very large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. There is a risk that claims may be asserted against us and their magnitude may remain unknown for long periods of time. These types of lawsuits could require significant management time and attention, and a substantial legal liability or adverse regulatory outcome and the substantial expenses to defend the litigation or regulatory proceedings may have a material adverse effect on our customer relationships, business prospects, reputation, results of operation, cash flows and financial condition. There is a risk that such proceedings and claims will have a material adverse impact on our profitability and consolidated financial position or that our established reserves or our available insurance will not be adequate to mitigate such impact.
Our ability to operate our business effectively could be impaired if we fail to attract and retain high-performing executive officers and other key personnel.
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
Risks Related to Strategic Acquisitions and Collaborations
We face risks in connection with identifying and successfully completing strategic acquisitions of businesses, products and technologies and/or collaborative arrangements with strategic partners.
Our business’s growth has historically been enhanced through strategic opportunities, including acquisitions of businesses, products and technologies, joint development and collaborations. We may continue to identify and engage in strategic opportunities in the future. However, we may not be able to successfully identify suitable acquisition candidates or collaboration opportunities or complete transactions on acceptable terms, integrate acquired operations into our existing operations or expand into new markets. Our failure to identify and execute suitable strategic opportunities may restrict our ability to grow our business.
Strategic acquisition opportunities involve numerous additional risks to us and our investors, including risks related to retaining acquired management and employees, difficulties in integrating the acquired technology, products, operations and personnel with our existing business, and assumption of contingent liabilities. Consequently, there is a risk that acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could have a material adverse effect on our business, results of operations and financial condition.
Strategic collaboration opportunities are generally governed by a collaboration agreement that defines certain ways of operation. Our collaborations are generally focused on opening or expanding opportunities for our technologies and supporting the design and introduction of new products and services (or enhancing existing products or services). Such activities entail a high degree of risk and often require significant capital investments. We may underestimate the costs and/or overestimate the benefits, including technology, product, revenue, cost and other synergies and growth opportunities, that we expect to realize, and we may not achieve those benefits, or may do so later than expected. The market and customer demand for products and technologies provided by our collaborations may also shift. For example, over the last two years we saw a shift in our customer’s focus to products and systems supporting “Level 2 plus driver assistance” technologies over systems supporting fully autonomous driving as it appears that fully autonomous vehicles will come to market in significant numbers later than previously expected. This required us to shift some of our strategic focus on the near-term customer demands for collaborative driving solutions.
Furthermore, our collaboration partners may be unable or unwilling to meet their economic or other contractual obligations, and we may in some cases and/or for some time choose to fulfill those obligations alone to ensure the ongoing success of collaboration, or we may choose to dissolve and terminate the relationship.
In addition, our collaboration partners may at any time have economic, business or legal interests or goals that are inconsistent with our goals or with the goals of the collaboration. Our products and technologies may from time to time overlap with certain aspects of the technologies developed with one of our collaboration partners, which may cause the parties to consider the impact on the contractual relationship. Depending on our level of control over the governance and/or operations of the collaboration, we may be unable to implement actions that we believe are favorable if the collaboration partner does not agree. Disagreements with our collaboration partners may impede our ability to maximize the benefits of our relationship. We may have difficulty resolving disputes with or claims against our partners, which could lead to us bearing liability for claims that we are not responsible for and may have a material adverse impact on the relationship. We may not have access to these technologies or suitable replacements without these collaborations. Our collaboration partners may also choose to develop competing products. We may also depend on our collaboration partners for a go to market strategy for some of our products. If one or more of our collaboration partners are not successful in the go to market strategy or experience operating difficulties or economic uncertainties, the commercial success of and our access to these technologies may be jeopardized and our revenue or product development may be negatively impacted. The above risks, if realized, could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Capital Structure
We may not have sufficient resources to fund our operating costs or all of our future research and development and capital expenditures or possible acquisitions or joint ventures.
Although we expect our current cash balance, combined with our future cash flows, will address our capital needs through 2022, we cannot be assured that this will be the case. Our operating environment is increasingly challenging, and our business and strategic plans may consume resources faster than we presently anticipate. Specifically, the lower than expected LVP in 2020 and continued uncertainty with respect to LVP levels for the next several years, along with the demand for increased R&D investment to support our order intake, the successful execution of challenging customer projects, and the continued development of our product portfolio, could require more funds than we currently have and potentially result in a future need to raise additional capital. In order to remain competitive, we must make substantial investments in research and development of new or enhanced products. Our products may require significant resources to develop both hardware and software solutions. Challenges of integrating new functionality into vehicles and the evolution of our customers’ performance requirements during development may also increase R&D costs. Customer demands for changes to our products to meet such performance requirements are difficult to predict both in terms of timing and cost. Since our revenue is largely based on sales over time, new customer demands can delay payment for our products which can make it difficult for us to fund these critical up-front investments. We may be unable to fund all of our research and development and capital investment needs or possible acquisitions or joint ventures, and we may have to pass on valuable long-term opportunities that arise. An inability to fund our future R&D, capital expenditures and product development needs could have a material adverse effect on our business, results of operations and financial condition.
Our ability to raise capital in the future may be limited, which could limit our business plan or adversely affect the rights of our stockholders.
We may find it necessary to finance future cash needs through public or private equity offerings, debt financings or strategic collaborations and licensing arrangements. Our ability to access the capital markets, if needed, on a timely basis or at all will depend on a number of factors, such as investor perceptions of us, our business and the industries in which we operate, general economic conditions, and the state of the financial markets. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

In the event of rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors that would increase our cost of borrowing, we cannot be sure of our ability to raise additional capital, if needed, on terms acceptable to us, and we may be forced to consider alternative transactions (including the sale of non-core/ non-active safety assets on terms our existing security holders perceive as unattractive) in order to fund our operations, repay debt or make new investments, or we may be unable to do so.
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
If we are unable to raise required capital on a timely basis, we may be forced to adjust our strategic and business plans to prioritize more essential funding needs. This could result in delaying certain R&D initiatives, which could impact our ability to develop innovative products and technologies. If capital is not available, or is not available on acceptable terms if and when needed, our ability to fund our operations, take advantage of market opportunities, develop or enhance our products, or otherwise respond to market changes or competitive pressures could be limited.
Our indebtedness may harm our financial condition and results of operations.
As of December 31, 2020, we have outstanding debt of $181 million. We may incur additional debt for a variety of reasons. Although our significant debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, (i) a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; (ii) increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; (iii) depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and (iv) potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.
Risks Related to Government Regulations and Taxes
Our business may be adversely affected if our policies and procedures do not adequately protect our employees or others or otherwise meet the requirements of applicable laws or regulations.
We are subject to various federal, state, local and foreign laws and regulations, including those related to the requirements of environmental, occupational health and safety, financial and other matters. We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof. The introduction of new laws or regulations or changes in existing laws or regulations, or the interpretations thereof, could increase the costs of doing business for us or our customers or suppliers or restrict our actions and adversely affect our cash flows, financial condition and results of operation.
Our operations are subject to environmental and safety laws and regulations governing, among other things, emissions to air, discharges to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. Environmental laws, regulations, and permits and the enforcement thereof change frequently and have tended to become increasingly stringent over time. The operation of automotive parts manufacturing facilities entails health and safety and environmental risks, and our development processes includes vehicle testing and data collection that could expose employees to risks inherent in driving on public roads and test tracks. Although we employ safety procedures in the design and operation of our facilities and development programs, there is a risk that an accident or injury could occur. Any accident or injury could result in litigation, manufacturing and/or development delays, property loss and/or and harm to our reputation, which could negatively affect our business, results of operation and financial condition. In addition, there is a risk that we will incur material costs or liabilities, including fines and/or penalties, if regulators determine that proper controls were not in place.
We are also subject to local regulations and declarations related to public health issues, including travel bans, quarantines and mandated facility closures implemented in response to local, national or international epidemics or pandemics (such as COVID-19). Any unanticipated limitations on our ability to operate or our employees or contractors’ ability to travel or work could inhibit our ability to maintain customer supply, either directly or through impact on our suppliers.

Due to our global operations, we are also subject to many laws governing our activities in other countries (including the Foreign Corrupt Practices Act, and other anti-bribery regulations in foreign jurisdictions where we do business, and the U.S. Export Administration Act), which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries and what information we can provide to governmental authorities.
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
We may be responsible for U.S. federal income tax liabilities that relate to the distribution under the 2018 Spin-Off from Autoliv.
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
If the distribution, together with certain related transactions, is determined to fail to qualify as a transaction that is generally tax-free under Sections 368(a)(1)(D) and 355 of the Code, Autoliv would recognize taxable gain as if it had sold our common stock in a taxable sale for its fair market value, Autoliv stockholders who received our common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares, and we could incur significant liabilities. In addition, if the Spin-Off is not tax-free, Veoneer would be responsible for tax liabilities as allocated by the Tax Matters Agreement.
Risks Related to Our Operations
Our business and financial condition may be materially and adversely affected by COVID-19.
The impact of COVID-19, including widespread illness, pandemic fears and market downturns, restrictions on business and individual activities and changes in consumer behavior, has created significant volatility in the global economy led to a steep drop in economic activity during 2020. This has significantly disrupted, and may continue to disrupt, the automotive industry, LVP and automotive sales in markets around the world. Such disruptions include the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. Global LVP decreased significantly and some vehicle manufacturers completely ceased manufacturing operations in some countries and regions, including the United States and Europe during 2020. As a result, we have experienced, and may continue to experience, delays in the production and distribution of our products and the loss of sales to our customers. If the global economic effects caused by the pandemic continue or increase, overall customer demand may continue to decline which would have a material and adverse effect on our business, results of operations and financial condition. In addition, if a significant portion of our workforce, our suppliers’ workforce, or our customers’ workforce are affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production.
The full impact of the COVID-19 pandemic on our financial condition and results of operations will depend on future developments, such as the ultimate duration and scope of the outbreak, the availability of effective vaccines, how quickly normal economic conditions, operations, and the demand for our products can resume and whether the pandemic leads to recessionary conditions in any of our key markets. Accordingly, the ultimate impact of the COVID-19 pandemic on our financial condition and results of operations cannot be determined at this time.
In addition to the risks specifically described above, the impact of COVID-19 is likely to implicate and exacerbate other risks disclosed in this Item 1, including our program launches, demand or market acceptance for our products, disruptions in our supply or delivery chain, shifting customer preferences, our employees and cyber-security threats.
Impairment charges relating to our assets, goodwill and other intangible assets could adversely affect our financial performance.
Impairment of our goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash flow performance of these goodwill assets, adverse market conditions (including a resulting decline in our market capitalization from such adverse market conditions or deteriorating performance) and adverse changes in applicable laws or regulations. If there are changes in these circumstances or the other variables associated with the estimates, judgments and assumptions relating to the valuation of goodwill, when assessing the valuation of our goodwill items, we may determine that it is appropriate to write down a portion of our goodwill or intangible assets and record related non-cash impairment charges. In the event that we determine that we are required to write down a portion of our goodwill items and other intangible assets and thereby record related non-cash impairment charges, our business, results of operations and financial condition could be materially adversely affected. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance and especially the cash flow performance of these goodwill assets, adverse market conditions (including a resulting decline in our market capitalization from such adverse market conditions or deteriorating performance) and adverse changes in applicable laws or regulations. If there are changes in these circumstances or the other variables associated with the estimates, judgments and assumptions relating to the valuation of goodwill, when assessing the valuation of our goodwill items, we may determine that it is appropriate to write down a portion of our goodwill or intangible assets and record related non-cash impairment charges. In the event that we determine that we are required to write down a portion of our goodwill items and other intangible assets and thereby record related non-cash impairment charges, our business, results of operations and financial condition could be materially adversely affected.
We face risks related to our defined benefit pension plans and employee benefit plans, including the need for additional funding as well as higher costs and liabilities.
Our defined benefit pension plans or employee benefit plans may require additional funding or give rise to higher related costs and liabilities which, in some circumstances, could reach material amounts and negatively affect our results of operations. The performance of the financial markets and interest rates impact these plan expenses and funding obligations. Significant changes in market interest rates, investment losses on plan assets and reductions in discount rates may increase our funding obligations. Furthermore, there can be no assurance that the value of the defined benefit plan assets will be sufficient to meet future funding requirements. If these or other risks were to occur, our required contributions to the plans and the costs and net liabilities associated with the plans could increase substantially and have a material effect on our business.
Cybersecurity incidents could disrupt our products or business operations, result in damages or loss of confidence in our products, or the loss of critical and confidential information, and adversely impact our reputation and results of operations.
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

Our security measures may be breached due to human error or malfeasance, system malfunctions or attacks from uncoordinated individuals or sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers.
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
Cyberattacks have become increasingly frequent, sophisticated and globally widespread and could target software embedded in our products. Embedded software code could be compromised during software development or manufacturing processes or within the car itself. Cyberattacks on our products within the car can lead to malfunction or complete damage of the products, which could result into loss of control of the car and its safety features and could cause injuries and significant damage to our reputation and affect our relationships with our customers. Additionally, to the extent that any disruption or security breach results in a misappropriation, loss or damage to our data, or an inappropriate disclosure of our confidential information or our customer’s information, it could also cause significant damage to our reputation, affect our relationships with our customers, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or repair damage caused by these disruptions or security breaches in the future. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could result in additional costs. Any future significant cybersecurity compromise or breach of our products, our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation and our results of operations and financial condition could be materially adversely affected.
Risks Related to Investing in Our Common Stock and SDRs
Our board of directors may change significant corporate policies without stockholder approval.
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
The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including:
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
Your ownership in our common stock may be diluted by additional equity issuances.
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
As of December 31, 2020, we owned or leased 6 manufacturing facilities and 22 technical centers and several sales and administrative offices. We have a presence in 11 countries. Our global scale enables us to engineer globally and manufacture locally to serve our global and local customers.
The following tables shows the regional distribution of what we consider our material manufacturing facilities and technical sites:
MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased
Canada
Veoneer Canada Inc.	Markham	Airbag electronics, radar sensors	Leased
China
Veoneer (China) Co., Ltd.	Shanghai	Airbag electronics, radar sensors, vision sensors	Owned
France
Veoneer France SAS	Saint-Etienne du Rouvray	Airbag electronics, ADAS ECUs, seatbelt electronics, thermal sensing	Owned
Sweden
Veoneer Sweden AB	Vårgårda	Vision sensors, radar sensors, thermal sensing	Owned
USA
Veoneer US, Inc.	Goleta, CA	Thermal sensing	Leased
Veoneer Brake Systems, LLC	Findlay, OH	Brake control systems	Leased

TECHNICAL CENTERS

Country / Company	Location	Product(s) Supported
China
Veoneer China Co., Ltd.	Shanghai	Customer applications and platform development with full-scale test laboratory
France
Veoneer France SAS	Cergy-Pontoise	Customer applications and platform development with full-scale test laboratory
Germany
Veoneer Germany GmbH	Underschleissheim	Customer applications and platform development with full-scale test laboratory
	Kitzingen	Customer application test facility
India
Veoneer India Private Limited	Bangalore	Customer applications and platform development
Japan
Veoneer Japan Ltd.	Hiroshima	Customer applications and platform development
	Yokohama	Customer applications and platform development
Romania
Veoneer Romania S.R.L.	Timisoara	Customer applications and platform development
South Korea
Veoneer Korea Ltd.	Hwaseong-shi	Customer applications
Sweden
Veoneer Sweden AB	Vårgårda	Research center
	Linköping	Electronics platform development
	Gothenburg	Customer applications and platform development
	Alvik	Customer applications and platform development
	Skellefteå	Customer applications and platform development
USA
Veoneer US, Inc.	Southfield, MI	Electronics customer application and platform development
	Lowell, MA	Electronics platform development

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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the trading symbol "VNE" and our Swedish Depository Receipt ("SDRs") representing shares of our common stock are traded on Nasdaq Stockholm under the trading symbol "VNE SDB". As of February 12, 2021, the Company had 111,637,658 shares of its common stock, $1.00 par value per share, outstanding, which were owned by approximately 45,000 beneficial shareholders of record as of December 31, 2020.
Performance Graph
The following graph compares the cumulative total stockholder return from July 2, 2018, through December 31, 2020, of Veoneer's common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The comparison assumes that $100 was invested on July 2, 2018, in the Company's common stock and each index, and that all that dividends have been reinvested.

	2 July 2018	31 December 2018	30 June 2019	31 December 2019	30 June 2020	31 December 2020
Veoneer, Inc.	$100.00	$55.26	$40.59	$36.62	$25.06	$49.94
S&P 500	$100.00	$91.94	$107.89	$118.49	$113.7	$137.75
Dow Jones U.S. Auto & Parts Index	$100.00	$71.67	$83.69	$89.78	$74.4	$104.16

The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.

Item 6. Selected Financial Data
The following statement of operations, statement of cash flows and balance sheet data were derived from the Company's consolidated financial statements for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. This information should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Report.

	Year Ended December 31
Dollars in millions, (except where specified)	2020	2019	2018 [3]	2017 [3]	2016 [3]
Operating Results:
Net Sales	$1,373	$1,902	$2,228	$2,322	$2,218
Operating Income / (loss)[1]	$(367)	$(460)	$(197)	$(283)	$(25)
Net Income / (loss)	$(544)	$(522)	$(294)	$(344)	$(60)
Net Income / (loss) attributable to controlling interest	$(545)	$(500)	$(276)	$(217)	$(53)
Capital Expenditures	$(91)	$(213)	$(188)	$(110)	$(103)
Depreciation and Amortization	$(103)	$(115)	$(111)	$(119)	$(106)
Financial Position:
Total Assets	$2,288	$2,743	$2,632	$1,663	$1,739
Total Debt [2]	$(181)	$(171)	$(14)	$(62)	$(15)
1 Includes costs for goodwill impairment of $234 million in 2017.
2 Includes related party short-term debt and related party long-term debt as of December 31, 2018, related party long-term debt as of December 31, 2017.
3 The Veoneer financial results for the first half of 2018 and all of 2017 and 2016 have been prepared from the financial records of Autoliv, Inc. under specific carve-out basis accounting rules.

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
Veoneer’s current product offering includes automotive radars, mono-and stereo-vision cameras, night driving assist (thermal sensing) systems, Advanced Driver Assist Systems (ADAS) electronic control units, passive safety electronics (airbag control units, crash sensors and seat belt pre-tensioner electronic controllers), brake control systems, brake control electronic controllers, and a complete ADAS software offering including perception and driving policy (ArriverTM) towards highly automated driving (HAD) and eventually autonomous driving (AD). In addition, we offer driver monitoring systems, LiDAR sensors, RoadScape positioning systems and other technologies critical for ADAS, HAD and AD solutions by leveraging our partnership network and internally developed intellectual property.
Executive Overview
The fourth quarter saw an unfortunate resurgence of the COVID-19 pandemic. We continue to put the health and safety of our people first, reinforcing our measures that were first put in place in the beginning of the pandemic, and we believe that the global efforts and vaccinations that have now started will allow the situation to gradually improve throughout 2021.
In the fourth quarter of 2020 Veoneer saw organic growth for the first time, a pivotal moment for the Company. The strong growth was driven by new launches and a stronger development of the light vehicle production than anticipated in the beginning of the quarter. We further continued our strong focus on efficiencies and financial management, which allowed us to finish the year in a stronger cash position than anticipated. Despite some initial additional launch related costs, our ability to deliver new products and technologies to recently launched vehicle platforms in the current uncertain environment was an outstanding achievement.
During 2020, we experienced dramatic declines in the vehicle production during the first half, and an unprecedented rebound in the second half. This global development, which was witnessed across multiple industries, has created serious challenges for supply of electronic components. Relatively speaking, we believe we have managed this situation well, but we do expect the tightness in supply to affect the global light vehicle production during the first half of 2021. Currently, the effects are difficult to quantify, and we monitor and manage this situation daily.

During the fourth quarter we negotiated, and in January 2021 finalized an agreement with Qualcomm to build a world leading solution in ADAS and AD, which we anticipate will be ready for commercial launches in 2024. To build this business we have created Arriver™, our new software unit and brand which will be fully focused on further developing perception, fusion and drive policy software for the next generation cars. It builds on more than a decade of experience in Active Safety development and for drive policy software on previous cooperation with Volvo Cars (VCC) in the Zenuity joint venture. It will deliver an open, scalable and flexible architecture solution running on Qualcomm’s next generation Snapdragon Ride™ System on a Chip (SoC) platform. Our joint expectation is to create a leading ADAS and AD solution, which over time, will form the core of one of the leading ecosystems for automation in our industry. With Qualcomm having the lead go-to-market responsibility, we are already receiving very positive feedback from initial presentations to vehicle OEMs and Tier 1 automotive suppliers.
The trend of a changing automotive industry is stronger than ever. Veoneer is right in the middle of this development and we have recently taken critical steps to position our company for the future. We have divested our brake control business, dissolved our joint venture with VCC, and now created Arriver™. We are also revisiting our Lidar strategy as we see rapid changes in the core technology development. For example, on January 25, 2021 Veoneer received a cancellation notice from an autonomous vehicle customer due to a change in their core Lidar technology. We are evaluating several new opportunities for Veoneer as a lidar system integrator and industrialization partner for new lidar startups.
With health and safety as our first priority, our focus remains to be on flawless daily execution, winning new profitable business and building a world leading technology portfolio.
2021 Outlook and Mid-Term Targets Update
The macro-economic environment remains very uncertain, mainly due to the global supply chain challenges created as a result of the COVID-19 pandemic. These global supply chain shortages have led multiple OEM customers to reduce their production schedules on short notice, which in turn makes the global LVP very difficult to forecast. Due to this fluid situation, we believe the latest IHS Markit production forecast may be optimistic for the first quarter of 2021. Our indication for the first quarter of 2021 is that our organic sales (non-U.S. GAAP measure) are expected to out-perform the global LVP as compared to the same quarter in 2020 and sequentially from the fourth quarter in 2020 also out-perform the global LVP.
For the full year 2021, we expect our organic sales growth (non-U.S. GAAP measure) to exceed 25% and a currency translation, net increase of 5%, both as compared to 2020. Also for full year 2021, we estimate Active Safety organic sales growth to be approximately 45%. We anticipate positive leverage on this organic sales growth during 2021 to improve our gross margin, however, this leverage improvement is expected to be more weighted toward the second half of 2021.
The current RD&E, net run rate, after the completion of various MAI program initiatives, is now expected to be in the range of $110 to $120 million per quarter as we head into 2021, while capital expenditures and depreciation are expected to be approximately $100 million and $115 million, respectively, for the full year 2021. As a result of these underlying assumptions, we expect our operating loss for the full year 2021 to improve as compared to 2020, and we expect our cash balance to be more than $400 million at 2021 year-end. We also expect our operating loss and cash flow performance to improve sequentially during 2021. Veoneer expects its order intake in terms of annual average sales and lifetime sales to increase in 2021 as compared to 2020.
Looking beyond 2021 to our mid-term targets, we expect Veoneer's strong organic sales to continue and now expect net sales to be approximately $2.5 billion in 2023, based on our strong order intake over the last several years and order book of approximately $14 billion. The Company expects to arrive to a sustainable operating profit and positive free cash flow (non-U.S. GAAP measure) during 2023.
COVID-19 Pandemic Commentary
The COVID-19 pandemic continues to cause significant uncertainty in the global economy. This includes the automotive industry and the global LVP for 2021 and the upcoming years ahead, which are dependent on underlying consumer demand.
As our OEM customers recovered to more normal volumes, or higher than normal volumes in certain countries, we have returned to higher production levels as well. The health and safety of our associates continues to be our first priority, and we are taking the necessary actions to protect our associates, safeguard our operations and meet our customers' needs while managing through these unprecedented circumstances.

During the fourth quarter, our customers in Europe and North America generally stabilized their production, after most factories had been idled, or running on very reduced schedules, during the latter part of the first quarter and the early part of the second quarter. However, during the fourth quarter, we experienced an even stronger increase in production ramp-ups by our customers in China, while the production in other Asian vehicle producing countries has stabilized from the initial recovery during the second quarter of 2020. The strong customer call-offs in China have continued into the first quarter of 2021 and continue to create challenges in the supply chain for certain key components in our restraint control business.
We believe our latest planning assumptions, primarily based on our customer call-offs and forecasts, reflect a lower global LVP for Q1'21 due to the fact that we foresee more customer production interruptions, due to global supply base constraints, than reflected in the latest IHS Markit projections as of January 18, 2021. The latest IHS Markit forecast indicates a YoY LVP increase of approximately 14% for Q1'21 and a 13% sequential decline from Q4'20. We continue to monitor the global supply base very closely as well as the overall COVID-19 pandemic situation for potential impacts to our business.
For 2020 and the upcoming years, the most important driver for Veoneer’s business is new customer and technology launches, which should drive significant out-performance as compared to the global LVP.
As noted in our 2020 results, in response to the pandemic, the Company continues to extend its MAIs to further mitigate the impact of the pandemic on its cash flow and operating results. The actions taken by the Company to mitigate the impact, including reducing its annual RD&E, net by more than $100 million and other expenses while reducing the Company's operating loss and conserving cash in 2020, resulted in a cash balance of $758 million for the year-ending 2020.
Trends, Uncertainties and Opportunities
Trend toward Collaborative Driving
The market around us continues to change rapidly, shifting towards a more autotech environment from the traditional automotive industry. The industry developments during the last two years have further strengthened the trend toward advanced driver support - Collaborative Driving - and away from fully autonomous cars for the consumer based vehicle mass market.
New technologies, creating new levels of interaction and driver support are once again revolutionizing the driving experience; however we believe the driver will remain actively involved for many years to come. While the industry refers to “Level 2+” or even "Level 2++" Veoneer calls this Collaborative Driving, and includes any Society of Automotive Engineers (SAE) level of automation. At the same time there is a growing realization that the introduction of truly self-driving cars will likely take longer and be more expensive than previously anticipated. This fundamental insight opens up new opportunities for companies, including Veoneer, but it also requires adjusting resource priorities. As such, we believe that the market will stay mainly focused on Level 1-Level 2+ automated driving solutions for the next decade however, the impact of the COVID-19 pandemic on the global economy and our industry during the first half of 2020, and any potential future impact of the pandemic on economic conditions could affect the evolution of ADAS, Collaborative Driving and AD for consumer purchased light vehicles.
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
In May 2020 Euro NCAP announced that it was postponing the roll-out of upcoming road map updates by one year (from 2022 to 2023 and from 2024 to 2025). This should help our industry to overcome the situation with respect to the COVID-19 pandemic, but it should not change the overall trend towards introduction of new roadmap requirements, which are just delayed by one year. We anticipate strong global sensor adoption rate increases (forward, side and rear) due to the European NCAP's push for crash avoidance, increased adoption rates due to growing demand around ADAS software features, volume growth due to redundant sensing concepts needed for higher levels of autonomy, potential opportunities in relation to compliance with cyber-security and software updates and step-by-step increased demand for connectivity components as a result.
On May 17, 2018, the European Commission proposed a new mandate, as part of the European General Safety Regulation ("GSR") road-map through 2028, to make certain Active Safety features compulsory in light vehicles by 2022. During March of 2019 the EU mandate was adopted as initially proposed by the European Commission. We believe that adoption of the mandate will significantly expand demand for our Active Safety products. Indeed, with respect to sensors and ADAS software features, our order intake since the adoption of the mandate seems to reflect the anticipated increase in demand. However, during 2019 we saw some OEMs delays in the sourcing of these technologies as customers reconsidered how they want to architect and design, in a scalable way to include these new standard technologies. In addition, we believe that the mandate and the European GSR generally will influence other market regulators as they evaluate their respective vehicle test rating programs and safety legislation.
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
The Chinese Government is also aiming for half of the vehicles sold by 2025 to be equipped with partial self-driving technology according to their updated “Made in China 2025” program announced in November 2020. Furthermore the goal is to have “Level 2” and “Level 3” semi-autonomous driving technology installed in 70% of the cars by 2030.
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
On April 2, 2020 the DoT closed the comment period for the “Automated Vehicles 4.0” which seeks to ensure a consistent U.S. Government approach to AV technologies, and to detail the authorities, research, and investments being made across the United States so that the United States can continue to lead AV technology research, development, and integration.
In 2018 the UN Economic Commission for Europe created a new Working Party to deal with regulations for Automated/Autonomous and Connected Vehicles. In addition to the EU and Japan, which have both started to work closely together to develop ADAS regulations, in the last three years, the U.S. and China becoming more active in several working groups towards harmonization of future regulations for ADAS and AV. This would create a common umbrella for countries which follow type-approval rules (EU, Japan, Australia) and countries which are outside of type-approval system, e.g., under self-certification regimes (U.S., Korea) or specific national rules (China).
Key upcoming regulations are (i) safety critical ADAS-features (e.g. AEB); (ii) Highway AV-features (Physical and Virtual Tests + Real World Test Drive + Audit); (iii) Cyber-security and Software updates; and in subsequent-step for (iv) Connected Vehicles. On one hand, the agreement on minimal common base requirements for the industry will take a longer time and therefore may postpone introduction of regulations. On the other hand, the harmonization with base requirements would help the industry while a more active position from China may help to pull forward some safety critical ADAS technologies which are not yet considered as relevant for regulation in EU and Japan (e.g. Blind Spot or Night).
Market Overview

Millions (except where specified) IHS Markit as of January 18, 2021	Light Vehicle Production by Region - 2020
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year 2020	22.1	7.6	9.5	14.2	16.5	1.7	71.6
Change vs. 2019	(5)%	(16)%	(22)%	(23)%	(22)%	(16)%	(17)%

For the full year of 2020, the global light vehicle production (according to IHS Markit) declined by approximately 17% as compared to 2019. The main driver of this sharp decline was primarily due to the negative impact of the COVID-19 pandemic. These negative pandemic effects mostly impacted North America and Europe from mid-March through May and Asia from February through mid-April. As a result all major vehicle producing countries or regions decline in 2020 as compared to 2019.
This decline is approximately 16 percentage points lower than expected at the beginning of 2020, and is the largest single year decline since the financial crisis in 2009. Within the Americas North America declined 21%, while within Rest of Asia South Korea declined 10%, and lastly within Europe, Western Europe declined 25% while Eastern Europe declined 16%.
This is the third consecutive annual decline in light vehicle production from 2017 when a record 92 million vehicles were produced. The most recent IHS Markit 2021 outlook is for global light vehicle production to rebound and increase approximately 13% from 2020 levels to 82 million vehicles in 2021. North America, Western Europe and China are expected to be the largest contributors to the increase in 2021 as compared to 2020.
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
The Company uses in this report EBITDA, a non-U.S. GAAP financial measure, which represents the Company’s net income excluding interest expense, income taxes, depreciation and amortization and including loss from equity method investment. The tables below provide reconciliations of net income (loss) to EBITDA.
The Company uses in this report net working capital, a non-U.S. GAAP financial measure, which is defined as current assets (excluding cash and cash equivalents) minus current liabilities excluding short-term debt and net assets and liabilities held for sale. The Company also uses in this report cash flow before financing activities, a non-U.S. GAAP financial measure, which is defined as net cash used in operating activities plus net cash used in investing activities. The Company also uses in this report free cash flow a non-U.S. GAAP financial measure, which is defined as net cash used in operating activities less capital expenditures. Management uses these measures to improve its ability to assess operating performance at a point in time as well as the trends over time. The tables set forth in “Reconciliations of U.S. GAAP to non U.S. GAAP” below provide a reconciliation of current assets and liabilities to net working capital, cash flow before financing activities and free cash flow.
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
Results of Operations
Fiscal Year 2020 compared to 2019
The following tables show Veoneer’s performance by segment for the years ended December 31, 2020 and 2019 along with components of change compared to the prior year. As a result of the completion of its strategic initiatives during 2020, starting in the fourth quarter of 2020 Veoneer is organized into one product area Safety Electronics, which includes Restraint Control Systems and Active Safety. Although the Company continues to sell legacy Brakes Systems to Honda as well as component Brake ECUs to ZF this is not a separate segment as it is immaterial to Veoneer's overall business

Electronics Segment	Year Ended December 31						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2020		2019		U.S. GAAP Reported		Currency		Organic[1]
	$	%	$	%	Chg. $	Chg. %	$	%	$	%
Net Sales	$1,303		$1,530		$(227)	(15)%	$13	1%	$(240)	(16)%
Operating Loss / Margin	$(268)	(20.5)%	$(324)	(21.2)%	$56
EBITDA1 / %	$(167)	(12.8)%	$(242)	(15.8)%	$75
Associates	7,380		7,384		(4)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and EBITDA
Net Sales - Net sales for the Electronics segment decreased by $227 million to $1,303 million for the year ended December 31, 2020 as compared to 2019. This sales decline was mainly due to the organic sales1 decline in Active Safety and Restraint Control Systems of $155 million and $94 million, respectively, along with the currency translation effects of $13 million.
Operating Loss - Operating loss for the Electronics segment of $268 million for the year ended December 31 2020 decreased by $56 million as compared to 2019. This improvement was primarily due to the higher than normal engineering reimbursements, lower RD&E gross, including the costs related to the Zenuity software team, which was previously reported in the equity method loss, and strategic initiative recoveries. All of these helped to mitigate the negative LVP impact from the COVID-19 pandemic, and volume and product mix effects causing the lower organic sales for the segment.
EBITDA1 - EBITDA loss for Electronics segment decreased by $75 million to negative $167 million for the year ended December 31, 2020 as compared to 2019. This change is mainly due to the decrease in operating loss for the segment while depreciation and amortization increased by $19 million mainly due to previous investments for growth.
Associates - Associates, net in the Electronics segment decreased by 4 net to 7,380 as compared to full year 2019. Overall reductions were mostly offset by the additional Zenuity software associates of approximately 225.
Deliveries - Deliveries for the year ended December 31, 2020 Restraint Controls Systems and Active Safety were 13 and 7.2 million units, respectively.

Brake Systems Segment	Year Ended December 31						Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2020		2019		U.S. GAAP Reported		Currency		Divestiture		Organic[1]
	$	%	$	%	Chg. $	Chg.%	$	%	$	%	$	%
Net Sales	$53		372		$(319)	(86)%	$4	1%	$(292)	(78)%	$(31)	(53)%
Operating Loss / Margin	$(37)	(70.0)%	-64	(17.0)%	$27
Segment EBITDA1 / Margin	$(35)	(66.9)%	-32	(8.5)%	$(3)
Associates	—		1,447		(1,447)
1 Non-U.S. GAAP measure reconciliation for Organic Sales and EBITDA
Net Sales - Net sales for the Brake Systems segment decreased by $319 million to $53 million for the year ended December 31, 2020 as compared to 2019. The sales decrease was mainly attributable to the VNBS-Asia divestiture of $292 million.
Operating Loss - Operating loss for the Brake Systems segment for the year ended December 31, 2020 decreased by $27 million to $37 million as compared to 2019. This change was mainly due to the net effect of the VNBS-Asia divestiture.
EBITDA - EBITDA loss for the Brake Systems segment decreased by $3 million to negative $35 million for the year ended December 31, 2020 as compared to 2019. This change was mainly due to the net effect of the VNBS-Asia divestiture.
Associates - Approximately 300 associates were included in the VBS-US divestiture as compared to full year 2019 in addition the reduction in the first quarter related to the VNBS-Asia divestiture.
Deliveries - Deliveries during 2020 were approximately 0.2 million units for the Brake Systems.

Corporate and Other	Year Ended December 31
Dollars in millions, (except where specified)	2020		2019		U.S. GAAP Reported
	$	%	$	%	Chg. $	Chg.%
Net Sales	$17		$—		$17
Operating Loss / Margin	$(62)	—	$(72)	—	$10
Segment EBITDA1 / Margin	$(61)	—	$(71)	—	$10
Associates	163		43		120
1 Non-U.S. GAAP measure reconciliation for EBITDA
Sales - Net Sales for the year ended December 31, 2020 of $17 million reflects the legacy Honda Brake Systems business after the VBS-US divestiture.
Associates - Associates, net increased by 120 to 163 as compared to 2019 due to the associates now included in Corporate and Other related to supporting the legacy Honda Brake Systems business.
Operating Loss and EBITDA1 - Operating and EBITDA loss for Corporate and other for the year ended December 31, 2020 decreased by $10 million as compared to 2019. The improvement is mainly due to lower consultancy costs. The legacy Honda Brake Systems business loss, after the VBS-US divestiture, was approximately $4 million.
Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the years ended December 31, 2020 and 2019 along with components of change compared to the prior year.

Consolidated Net Sales	Twelve Months Ended December 31				Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2020	2019	U.S. GAAP Reported		Currency		Divestitures		Organic[1]
	$	$	Chg. $	Chg. %	$	%	$	%	$	%
Restraint Control Systems	670	822	(152)	(19)	3	—	—	—	(155)	(19)
Active Safety	624	708	(84)	(12)	10	1	—	—	(94)	(13)
Brake Systems	70	372	(302)	(81)	4	1	(292)	(78)	(14)	(24)
Other	9	—	9	—	—	—	—	—	9	—
Total Net Sales	$1,373	$1,902	$(529)	(28)%	$17	1%	$(292)	(15)%	$(254)	(16)%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Veoneer Performance
The following table shows Veoneer’s performance for the year ended December 31, 2020 and 2019 along with components of change compared to the prior year.
Net Sales - Net sales for the full year of 2020 declined by 28% to $1,373 million as compared to 2019. Organic sales1 declined by 16% as compared to the 17% decline in global LVP for the same period. The net currency translation effect was 1% while the remainder of the sales decline was due to the Brake Systems divestitures impact of 15%.
During the full year of 2020, excluding Brake Systems and Other, organic sales declined in North America by 26%, Europe by 13% and Asia by 8%, primarily due to the negative impact of the COVID-19 pandemic and certain customer launch delays. These negative effects mostly impacted North America and Europe from mid-March through May and Asia from February through mid-April.
Restraint Control Systems - Net sales for the full year of 2020 decreased by 19% to $670 million as compared to 2019. The organic sales decline was due to lower volumes in North America, China and South Korea, where we have a temporary phase-out of our products on certain vehicle models, and lower underlying LVP.
Active Safety - Net sales for the full year of 2020 decreased by 12% to $624 million as compared to 2019. This decline was driven by net currency translation effects of 1% while organic sales declined by 13%. The fourth quarter in 2020 was the inflection point for a return to organic sales growth in the Active Safety product area.

Strong demand for mono, stereo and night vision (thermal sensing) systems and ADAS ECUs on several models drove an increase in organic sales. This growth was more than offset by the negative product mix impact from 24GHz to 77GHz radar technology and the phase-out of mono vision cameras on certain BMW models.
Brake Systems and Other - Net sales for the full year of 2020 decreased by $293 million to $79 million as compared to 2019. The impact of the Brake Systems divestitures was 78% or $292 million. Approximately $45 million of the Brake Systems sales are related to the Honda legacy business and Other sales of $9 million are Brake ECUs.

Income Statement	Year Ended December 31
Dollars in millions, (except per share data)	2020		2019
	$	%	$	%	Change
Net sales	$1,373		$1,902		$(529)
Cost of sales	(1,191)	(86.7)%	(1,591)	(83.6)%	400
Gross profit	182	13.3%	311	16.4%	(129)
Selling, general & administrative expenses	(165)	(12.0)%	(189)	(9.9)%	24
Research, development & engineering expenses, net	(407)	(29.7)%	(562)	(29.6)%	155
Amortization of intangibles	(6)	(0.4)%	(20)	(1.1)%	14
Other income	29	2.2%	—	0.0%	29
Operating loss	(367)	(26.7)%	(460)	(24.2)%	93
Gain on divestiture and assets impairment charge, net	(91)	(6.7)%	—	0.0%	(91)
Loss from equity method investments	(39)	(2.9)%	(70)	(3.7)%	31
Interest income	9	0.6%	20	1.0%	(11)
Interest expense	(20)	(1.5)%	$(12)	(0.6)%	(8)
Other non-operating items, net	(4)	(0.2)%	$1	0.0%	(5)
Loss before income taxes	(512)	(37.3)%	(521)	(27.4)%	9
Income tax expense	(32)	(2.3)%	(1)	0.0%	(31)
Net loss[1]	(544)	(39.6)%	(522)	(27.4)%	(22)
Less: Net loss attributable to non-controlling interest	1	(0.1)%	(22)	1.2%	23
Net loss attributable to controlling interest	$(545)	(39.7)%	$(500)	(26.3)%	$(45)
Net loss per share – basic[2]	$(4.89)		$(4.92)		$0.03
Weighted average number of shares outstanding in millions[2]	111.56		101.62		9.94
1 Including Corporate and other sales.
2 Basic number of shares used to compute net loss per share. Participating share awards with right to receive dividend equivalents are (under the two class method) excluded from EPS calculation.
Gross Profit - Gross profit of $182 million for the full year of 2020 was $129 million lower as compared to 2019. The main contributors were the global LVP decline and volume and product mix effects which caused the lower organic sales. The Brake Systems divestitures impact was $(43) million and the net currency effects were $3 million.
Operating Loss - Operating loss of $367 million for the full year of 2020 decreased by $93 million as compared to 2019 despite the sales drop due to the COVID-19 pandemic. The Brake Systems divestitures impact was $32 million while the net currency effects were $(4) million.
RD&E, net of $407 million for the full year 2020 improved by $155 million as compared to 2019, due to $60 million of higher than normal engineering reimbursements and lower gross costs. The Brake Systems divestitures benefit was $48 million while additional Zenuity associates partially offset these benefits by $21 million.
SG&A expense of $165 million for the full year 2020 improved $24 million as compared to 2019, due to lower consultancy, IT and associate related costs. The Brake Systems divestitures benefit was $17 million.
Other income and amortization of intangibles combined improved $43 million for the full year 2020 as compared to 2019 mainly due to lower amortization of intangibles, also including $13 million related to the VNBS-Asia divestiture, a $20 million recovery from NK and a $10 million recovery related to an IP license sold to VCC.
Net Loss - Net loss of $544 million for the full year 2020 increased by $22 million as compared to 2019. The $(91) million net effect of the divestiture gain on VNBS-Asia and impairments of VBS-US and the Zenuity JV split were more than offset by the combined operating loss and equity method investment improvement of $124 million.

Interest, net for the full year 2020 was $(19) million as compared to 2019, due to higher interest expense related to the convertible debt of $7 million and lower cash level yielding lower interest income. Other non-operating items, net increased $5 million due to currency losses.
Income tax expense of $32 million for the full year 2020 was $31 million higher as compared to 2019. This change is mainly due to $23 million of tax expense on the VNBS-Asia divestiture and the $10 million benefit on the convertible debt in 2019.
Non-controlling interest for the full year 2020 was $23 million lower as compared to 2019 due to the Brake Systems divestiture during Q1'20.
Loss per Share - Loss per share of $4.89 for the full year 2020 improved by $0.03 as compared to 2019. The lower operating loss and equity method investments combined of $1.11 per share was partially offset by the combined effects of non-cash items from the VNBS-Asia divestiture gain, VBS-US impairment and Zenuity impairment of $(0.82) per share. The share count increase in 2019 reduced the loss for full year 2020 by $0.54 per share.
Results of Operations
Fiscal Year 2019 compared to 2018
Veoneer’s results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 along with components of change compared to the prior year that have been omitted under this item can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2019 filed with the SEC on February 21, 2020.
Reconciliations of U.S. GAAP to non U.S. GAAP

(Dollars in millions)	Year Ended December 31
Net Loss to EBITDA	2020	2019
Net Loss	$(544)	$(522)
Gain on divestiture and assets impairment charge, net	91	—
Depreciation and amortization	103	115
Loss from equity method investment	39	70
Interest and other non-operating items, net	16	(9)
Income tax expense / (benefit)	32	1
EBITDA	$(263)	$(345)

(Dollars in millions)	Year Ended December 31
Segment EBITDA to EBITDA	2020	2019
Electronics	$(167)	$(242)
Brake Systems	(35)	(32)
Segment EBITDA	$(202)	$(274)
Corporate and other	(61)	(71)
EBITDA	$(263)	$(345)

(Dollars in millions)	Year Ended December 31
Working Capital to Net Working Capital	2020	2019
Total current assets	$1,244	$1,649
less Total current liabilities	587	591
Working Capital	$657	$1,058
less Cash and cash equivalents	(758)	(859)
less Short-term debt	4	3
less Net current assets and liabilities held for sale	—	(199)
Net Working Capital	$(97)	$3

(Dollars in millions)	Year Ended December 31
Cash flow before Financing Activities	2020	2019
Net cash used in Operating Activities	$(192)	$(325)
plus Net cash used in Investing Activities	85	(265)
Cash flow before Financing Activities	$(107)	$(590)

(Dollars in millions)	Year Ended December 31
Free Cash flow	2020	2019
Net cash provided by / (used in) Operating Activities	$(192)	$(325)
less Capital expenditures	(91)	(213)
Free Cash flow	$(283)	$(538)

Liquidity and Capital Resources
Liquidity
As of December 31, 2020, the Company had cash and cash equivalents of $758 million, which will be primarily used for ongoing working capital requirements and capital expenditures and investments for growth in RD&E.
In early 2019, as a result of multiple factors, including general market conditions, numerous customer change requests, and challenges involved in developing new technologies for various customer programs, Veoneer launched a broad initiative, as part of its Market Adjustment Initiatives Program, to have its customers contribute more to the cost of developing these programs. The Company began to approach customers to negotiate or renegotiate new or existing agreements to provide for more cost sharing. The Company received total net cash reimbursement from customers in 2020 of $88 million for past completed engineering services and $30 million in 2019 as a reduction of research, development and engineering.
As of February 3, 2020, Veoneer received approximately $176 million cash from the sale of VNBS Asia operations.
On May 28, 2019, the Company issued, in a registered public offering in the U.S., Convertible Senior Notes (the "Notes") with an aggregate principal amount of $207 million. The Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The Notes will mature on June 1, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The Company may not redeem the Notes prior to June 1, 2022.

In addition, the Company has other obligations such as short and long-term borrowings related to operations, inventory, services, tooling and property, plant and equipment purchased in the ordinary course of business.
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of December 31, 2020, Veoneer contributed a total of approximately $12 million to the fund. As of December 31, 2020, the Company has received approximately $3 million of distributions from the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of Active Safety and ADAS. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control and conduct the affairs of the fund.

Cash Flow

	Year Ended December 31
(Dollars in millions)	2020	2019
Selected cash flow items	$	$
Net working capital[1]	(97)	3
Net cash provided by operating activities	(192)	(325)
Capital expenditures	(91)	(213)
Equity method investments	9	(58)
Net cash provided by investing activities	85	(265)
Cash flow before Financing Activities[1]	(107)	(590)
Net cash provided by financing activities	(9)	636
1 Non-U.S. GAAP measure see reconciliation for Net Working Capital
Net Working Capital1 - Net working capital of $(97) million decreased by $100 million during the full year of 2020 primarily due to a reduction in inventories, net and increases in accounts payable and accruals.
Net cash used in operating activities - Net cash used in operating activities of $192 million for the full year of 2020 improved $133 million as compared to 2019 due to the strong working capital performance and lower net loss when considering the non-cash loss on divestitures.
Capital Expenditures - Capital expenditures of $91 million, or 7% of sales, for the full year of 2020 decreased by $122 million as compared to 2019 mainly due to lower investments in the Brake Systems segment, facility expansions and engineering related IT.
Net cash provided by investing activities - Net cash provided by investing activities of $85 million during the full year of 2020 increased by $350 million as compared to 2019 due to lower capital expenditures and proceeds from divestitures.
Cash flow before financing activities1 - The cash flow before financing activities of $(107) million for the full year of 2020 improved $483 million as compared to 2019 due to the improved operating cash flow performance, lower capital expenditures and divestiture proceeds.

		Year Ended December 31
Associates		2020	2019
Total Associates		7,543	8,874
Whereof:	Direct Manufacturing	1,452	2,002
	R,D&E	4,476	4,907
	Temporary	1,359	1,396
Associates, net decreased by 1,331 to 7,543 from 8,874 during the full year 2020. The Brake Systems divestitures effect on the decline was approximately 1,400 associates.
The underlying Veoneer increase of 69 associates, excluding the effect of divestitures, during the full year 2020 was mainly due to the addition of approximately 225 associates from the Zenuity split and was partially offset by underlying reductions primarily as a result of our MAIs program and engineering efficiency improvements.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commitments
The table below reflects our contractual obligations as of December 31, 2020. The Company’s future contractual obligations have not changed materially.

(Dollars in millions)	Payments due by Period
Aggregate Contractual Obligations [1]	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	100	21	34	18	27
Pension contribution requirements	30	2	5	6	17
Finance lease obligations	66	6	16	12	32
Other non-current liabilities reflected on the balance sheet	11	4	5	2	—
4.00% Convertible Senior Notes and Financial loans	217	3	5	209	—
Fixed Interest on 4.00% Convertible Senior Notes	28	8	17	3	—
Total	$452	$44	$82	$250	$76
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
Pension contribution requirements: The Company sponsors defined benefit plans that cover eligible employees in Japan, Canada, and France. In 2021, the expected contribution to all plans, including direct payments to retirees, is $2 million, of which the major contribution is $1 million for our Canada pension plans. Due to volatility associated with future changes in interest rates and plan asset returns, the Company cannot predict with reasonable reliability the timing and amounts of future funding requirements, and therefore the above table shows expected contributions (to funded plans, or direct payments to retirees in the case of unfunded plans) for 2020, but only shows benefit payments (from funded plans, or direct to retirees in the case of unfunded plans) for 2021 and subsequent years. We may elect to make contributions in excess of the minimum funding requirements for the Japan, Canada, and France plans in response to investment performance and changes in interest rates, or when we believe that it is financially advantageous to do so and based on other capital requirements. This contribution amount does not include plans considered to be multiemployer with Autoliv. See Note 2, Summary of Significant Accounting Policies, and Note 17, Retirement Plans, to the consolidated financial statements included herein.
4% Convertible Senior Notes and Financial loans: On May 28, 2019, the Company issued, in a registered public offering in the U.S., 4% Convertible Senior Notes with an aggregate principal amount of $207 million. The Notes bear interest at a rate of 4.00% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019 and will mature on June 1, 2024, unless repurchased, redeemed or converted in accordance with their terms prior to such date.
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
In addition, from time to time, Veoneer may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments, unless certain criteria are met that warrant capitalization. If the payments are capitalized, the amounts are amortized as the related goods are transferred. As of December 31, 2019, the Company capitalized $81 million and zero as of December 31, 2020 in Other current assets and Other non-current assets related to payments to customers. The Company assesses these amounts for impairment. The assets held as of December 31, 2019 were reclassified to Assets Held for Sale during 2020 and impaired as part of the evaluation of the value less costs to sell of that asset group. See Note 6 Divestiture and Held for Sale for additional information. No impairment was recorded in 2019 or 2018.
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
Nature of goods and services
The following is a description of principal activities from which the Company generates its revenue. Subsequent to the divestiture of the majority of the Brake Systems business during 2020, the Company has one operating segment, Electronics. This segment includes all of electronics resources and expertise, Restraint Control Systems and Active Safety, and primarily generates revenue from the sale of production parts and engineering services to OEMs.
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
As of December 31, 2019, the Company has capitalized $12 million of direct and incremental contract costs incurred in connection with obtaining a contract with a customer. These costs will be amortized as the related goods are transferred. There were no contract assets capitalized as of December 31, 2020.
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

Equity Method Investments
The Company initially accounts for an equity method investment at its fair value on the date of acquisition. See Note 2, Summary of Significant Accounting Policies and Note 12,"Equity Method Investment" to the consolidated financial statements included.
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
The Company reviews goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment test was performed in October 2020.
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
Of the plans sponsored by Veoneer, the most significant plans are the France plans. These plans represent approximately 34% of the Company’s total pension benefit obligation. See Note 17, Retirement Plans, to the consolidated financial statements included herein.
The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the France plans, the assumptions used for calculating the 2020 pension expense were a discount rate of 0.9%, expected rate of increase in compensation levels of 2.5%.
The discount rate for the Japanese plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of increase in compensation levels and long-term return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local markets. This plan does not have assets as of December 31, 2020 and 2019.
Income Taxes
Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of intercompany transactions. See Note 1, Basis of Presentation, Note 19, Income Taxes and Note 22, Relationship with Former Parent and Related Entities, to the Consolidated Financial Statements included herein.
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
Contingent Liabilities
Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability or other matters. For a discussion of legal matters we are involved in, see Note 16, "Commitment and Contingencies", to the consolidated financial statements included herein.
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
The Company’s gross transaction exposure for 2020 was approximately $0.9 billion. A part of the currency flows had counter-flows in the same currency pair, which reduced the net exposure to approximately $0.6 billion. The largest net transaction exposures were the sale of Euro against the U.S. Dollar, the purchase of U.S. Dollar against Korean Won and the sale of Euro against Romanian Leu. The five largest currency pairs accounted for approximately 86% of the Company’s net currency transaction exposure.
Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to approximately one quarter of net sales and is made up of close to 20 different currency pairs with exposures of more than $1 million each. Veoneer generally does not hedge these flows. However, for some purchased components from external suppliers, the Company may enter into hedging from time to time. There were no foreign exchange forward contracts outstanding as of December 31, 2020.
Translation Exposure in the Statement of Operations and Balance Sheet
The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies would decrease reported U.S. dollar annual net sales in 2020 by approximately $6 million or by -0.4% while it would have a positive impact on the operating loss for 2020 by approximately $1 million, or b 0.2%, assuming reported corporate average margin.
Interest Rate Risk
As of December 31, 2020, we had cash and cash equivalents of $758 million. As of December 31, 2020, the Company estimates that a 1% change of the interest rates would not significantly impact our interest expense or income.
Component Costs
Veoneer procures raw material and components from a variety of suppliers around the world. Generally, we seek to obtain mechanical components and material in the region in which our products are manufactured to limit transportation, currency risks and other costs. The most significant raw materials we use to manufacture our products are various electrical components and material price changes in Veoneer’s supply chain could have a significant impact on products profitability.
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

Item 8. Financial Statements and Supplementary Data

Veoneer, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Veoneer, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Veoneer, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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
As disclosed in Note 2 to the consolidated financial statements, the Company measures revenue based on consideration specified in a contract with a customer, adjusted for any variable consideration as estimated at contract inception. The variability in the consideration is primarily due to price concessions, payments to customers, and annual price adjustments, which may take place after some of the related products have been sold. The estimated variable consideration is based primarily on management’s best available information regarding customer negotiations, historical experience, third party industry sources, and anticipated future customer pricing strategies.

Auditing management’s estimate of variable consideration was complex because the calculation involves subjective management assumptions about expected future events, including, as applicable, the volume of light vehicle production, sales volumes for specific parts, or price concessions to be granted, among other things. Changes in those assumptions can have a material effect on the amount of revenue recognized.

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

To test the estimate of variable consideration, our audit procedures included, among others, testing the estimation process for certain significant assumptions by performing an analysis on historical information to assess management’s ability to accurately estimate sales volumes and future concessions. We also performed analytical procedures, reviewed new significant contracts for elements that could indicate variable consideration, and inquired about ongoing customer negotiations from relevant management. We inspected revenue journal entries for unusual or manual adjustments and examined additional supporting evidence, as necessary. We also substantively tested the completeness and accuracy of the data used in management’s estimate by agreeing it to the source.

Estimate of reporting unit fair value for the goodwill impairment test
Description of the Matter
As disclosed in Notes 2 and 15 to the consolidated financial statements, the Company performs a goodwill impairment test, at least annually, on its goodwill balance, which was $314 million at December 31, 2020. In conducting its impairment testing, the Company compares the estimated fair value of the Electronics reporting unit to its carrying value. To estimate the fair value of the reporting unit, the Company discounts its projected operating cash flows using its weighted average cost of capital. Significant assumptions include revenue growth rates, margin rates in the discrete and terminal period and the discount rate applied to the future cash flows.

Auditing management’s assumptions in the estimate of fair value was complex and highly judgmental because the calculation includes significant management assumptions about future events, which can be affected by automotive industry volume projections and overall market conditions. Changes in these factors could have a material impact on the assumptions used to estimate the fair value.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s estimation methodology and evaluated the design and tested the operating effectiveness of controls of the Company’s estimation process. This included testing controls over management’s review of the development of the significant assumptions used in the projected operating cash flows, including revenue growth rates and margin projections, the discount rate, and assessment of the sensitivity analyses.

To test the estimate of fair value used in the goodwill impairment test, our procedures included, among others, assessing the appropriateness of management’s methodology. We assessed the historical accuracy of management’s forecasts by comparing them to actual results, compared management’s significant assumptions to industry and economic trends, and performed sensitivity analyses to evaluate the impacts of changes in significant assumptions on the fair value of the reporting unit. In addition, we involved a specialist to assist us with the evaluation of the appropriateness of the significant assumptions and the discounted cash flow model used. We also substantively tested the completeness and accuracy of the data used in management’s estimate by agreeing it to the source.

/s/ Ernst & Young AB
We have served as the Company’s auditor since 2017.
Stockholm, Sweden
February 19, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Veoneer, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Veoneer, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veoneer, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young AB
Stockholm, Sweden
February 19, 2021

Veoneer, Inc.
Consolidated Statements of Operations
(U.S. DOLLARS IN MILLIONS)

		Year Ended December 31
(Dollars in millions, except per share amounts)		2020	2019	2018
Net sales	Note 3	$1,373	$1,902	$2,228
Cost of sales		(1,191)	(1,591)	(1,798)
Gross profit		182	311	430
Selling, general and administrative expenses		(165)	(189)	(156)
Research, development and engineering expenses, net		(407)	(562)	(466)
Amortization of intangibles	Note 15	(6)	(20)	(23)
Other income, net		29	—	18
Operating loss		(367)	(460)	(197)
Gain on divestiture and assets impairment charge, net	Note 6, 12	(91)	—	—
Loss from equity method investment	Note 12	(39)	(70)	(63)
Interest income		9	20	7
Interest expense		(20)	(12)	(1)
Other non-operating items, net		(4)	1	0
Loss before income taxes		(512)	(521)	(253)
Income tax expense	Note 19	(32)	(1)	(42)
Net loss		(544)	(522)	(294)
Less: Net income/(loss) attributable to non-controlling interest		1	(22)	(19)
Net loss attributable to controlling interest		$(545)	$(500)	$(276)

Net loss per share - basic and diluted	Note 20	$(4.89)	$(4.92)	$(3.17)

Weighted average number of shares outstanding, (in millions)	Note 20	111.56	101.62	87.16
Weighted average number of shares outstanding, assuming dilution (in millions)		111.56	101.62	87.16
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Statements of Comprehensive Loss
(U.S. DOLLARS IN MILLIONS)

	Year Ended December31
	2020	2019	2018
Net loss	$(544)	$(522)	$(294)
Other comprehensive (loss) income, before tax:
Change in cumulative translation adjustment	47	(24)	(9)
Net change in cash flow hedges	—	—	1
Pension liability	(2)	(3)	(4)
Other comprehensive (loss) income, before tax	45	(27)	(12)
Income tax benefit	1	2	1
Other comprehensive (loss) income, net of tax	46	(25)	(10)
Comprehensive loss	(498)	(547)	(304)
Less: Comprehensive income/( loss) attributable to non-controlling interest	2	(22)	(19)
Comprehensive loss attributable to controlling interest	$(500)	$(525)	$(285)
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		As of December 31
		2020	2019
Assets
Cash and cash equivalents		$758	$859
Receivables, net	Note 9	292	253
Inventories, net	Note 10	134	144
Related party receivable	Note 22	9	11
Prepaid expenses and other contract assets		36	47
Other current assets		15	18
Assets held for sale	Note 6	—	317
Total current assets		1,244	1,649
Property, plant and equipment, net	Note 13	431	473
Operating lease right-of-use assets	Note 4	89	100
Equity method investment	Note 12	153	96
Goodwill	Note 15	317	290
Intangible assets, net	Note 15	21	17
Deferred tax assets	Note 19	6	7
Other non-current assets		27	111
Total assets		$2,288	$2,743
Liabilities and equity
Accounts payable		257	$233
Related party payables	Note 22	2	3
Accrued expenses	Note 11	232	192
Income tax payable		25	7
Related party short-term debt	Note 22	16	1
Other current liabilities		55	37
Liabilities held for sale	Note 6	—	118
Total current liabilities		587	591
4% Convertible Senior Notes due 2024	Note 5	170	160
Related party long-term debt	Note 22	115	—
Pension liability	Note 17	20	17
Deferred tax liabilities	Note 19	12	13
Operating lease non-current liabilities	Note 4	71	82
Financial lease non-current liabilities	Note 4	46	33
Other non-current liabilities		28	29
Total non-current liabilities		462	334
Equity
Common stock (par value $1.00, 325 million shares authorized, 111 million and 111 million shares issued and outstanding as of December 31, 2020 and 2019, respectively)		111	111
Additional paid-in capital		2,349	2,343
Accumulated deficit		(1,226)	(681)
Accumulated other comprehensive income/(loss)		5	(44)
Total Equity		1,239	1,729
Non-controlling interest		—	89
Total Equity and non-controlling interests		1,239	1,818
Total liabilities, Equity and non-controlling interests		$2,288	$2,743
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Statements of Cash Flow
(U.S. DOLLARS IN MILLIONS)

	Year Ended December 31
	2020	2019	2018
Operating activities
Net loss	$(544)	$(522)	$(294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103	115	111
Gain on divestiture	(77)	—	—
Assets impairment charge	168	—	—
Loss from equity method investments	39	70	63
Stock-based compensation expense	6	5	5
Contingent consideration write-down	—	—	(14)
Deferred income taxes	1	(6)	15
Other, net	15	(11)	(29)
Change in operating assets and liabilities
Receivables, gross	(4)	43	58
Accounts payable	18	(56)	10
Related party receivable and payables, net	2	35	(46)
Income taxes	16	3	(40)
Inventories, gross	8	5	(22)
Accrued expenses	40	19	4
Prepaid expenses and contract assets	12	(15)	(6)
Other current assets and liabilities, net	5	(10)	6
Net cash used in operating activities	(192)	(325)	(179)
Investing activities
Proceeds from divestitures	198	—	—
Net decrease in related party notes receivable	—	—	76
Proceeds from sale of property, plant and equipment	10	2	4
Capital expenditures	(91)	(213)	(188)
Equity method investments	9	(58)	(71)
Short-term investments	—	5	(5)
Acquisition of intangible assets	(10)	—	(1)
Acquisition of businesses and interest in affiliates, net of cash acquired	(33)	—	—
Net decrease (increase) other non-current assets	2	(1)	—
Net cash from (used in) investing activities	85	(265)	(185)
Financing activities
Issuance of common stock	—	403	—
Dividend paid to non-controlling interest	(5)	—	—
(Repayment of)/proceeds from long-term debt	(1)	210	—
(Repayment of)/proceeds from short-term debt	(3)	22	—
Cash provided at separation by Former Parent	—	—	980
Net transfers from Former Parent	—	—	294
Net increase in related party short-term debt	—	1	1
(Decrease)/ increase in related party long-term debt	—	—	(49)
Net cash provided by financing activities	(9)	636	1,226
Effect of exchange rate changes on cash and cash equivalents	15	(16)	2
(Decrease)/increase in cash and cash equivalents	(101)	30	864
Cash and cash equivalents at beginning of year	859	864	—
Cash and equivalents at end of period, assets held for sale	—	(35)	—
Cash and cash equivalents at end of year	$758	$859	$864
Supplemental Disclosures:
Cash paid for income taxes	$8	$11	$39
Cash paid for interest	$8	$4	$—
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Statements of Changes in Equity
(U.S. DOLLARS IN MILLIONS)

	Common Stock	Additional Paid In Capital	Net Former Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at January 1, 2018	$—	$—	$844	$—	$(8)	$122	$957
Adoption of ASC 606	$—	$—	$1	$—	$—	$—	$1
Net loss	—	—	(95)	(181)	—	(19)	(294)
Net change in cash flow hedges	—	—	—	—	1	—	1
Foreign currency translation	—	—	—	—	(9)	(1)	(10)
Pension liability	—	—	—	—	(3)	1	(2)
Reclassification of parent's net investment and issuance of common shares	87	1,935	(2,003)	—	—	—	19
Stock based compensation	—	3	—	—	—	—	3
Net transfers from Former Parent			1,253		—	(1)	1,252
Balance at December 31, 2018	$87	$1,938	$—	$(181)	$(19)	$101	$1,927
Net loss	—	—	—	(500)	—	(22)	(522)
Foreign currency translation	—	—	—	—	(24)	—	(24)
Pension liability	—	—	—	—	(1)	—	(1)
Stock based compensation expense	—	5	—	—	—	—	5
Issuance of common stock	24	379	—	—	—	—	403
Purchase of minority interest	—	(14)	—	—	—	14	$—
Equity component of issuance of convertible notes, net of taxes (Note 5)	—	35	—	—	—	—	35
Dividend	—	—	—	—	—	(5)	(5)
Balance at December 31, 2019	$111	$2,343	$—	$(681)	$(44)	$89	$1,818
Net loss	—	—	—	(545)	—	1	(544)
Foreign currency translation	—	—	—	—	47	1	48
Pension liability net of tax	—	—	—	—	(1)	—	(1)
Stock based compensation expense	—	6	—	—	—	—	6
Business divestiture	—	—	—	—	3	(91)	(88)
Balance at December 31, 2020	$111	$2,349	$—	$(1,226)	$5	$—	$1,239
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
The Company had two operating segments, Electronics and Brake Systems. Electronics includes all electronics resources and expertise, Restraint Control Systems and Active Safety products. Brake Systems provides brake control and actuation systems. The Asian business of the Brake Systems segment was sold on February 3, 2020 and the majority of the Brake Systems business in North America was sold on August 10, 2020. The remaining Brake Systems business is no longer a reportable segment due to immateriality.
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
Amount in investments in the prior year’s consolidated financial statements have been reclassified into Equity method investment to conform to the current year presentation.
Certain amounts in the consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts.
Follow-on Offerings
On May 28, 2019, the Company completed follow-on public offerings of 24,000,000 shares of common stock and $207 million aggregate principal amount of 4.00% Convertible Senior Notes due 2024 (the “Notes”) (including $27 million aggregate principal amount pursuant to the underwriters’ over-allotment option to purchase additional notes). The public offering price for our common stock offering was $17.50 per share. The Company received net proceeds of $403 million from the common stock offering and $200 million from the Notes offering, in each case after deducting the underwriting discounts and issuance costs directly attributable to each offering.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Joint Venture with Nissin-Kogyo Co. Ltd. (“Nissin Kogyo”)
On June 14, 2019, the Company signed agreements with Nissin Kogyo, its joint venture partner in Veoneer Nissin Brake Systems("VNBS"), providing for certain structural changes to the joint venture and the funding of VNBS.
Pursuant to the agreements, Veoneer acquired Nissin Kogyo’s interests in the US operations of Veoneer Nissin Brake Systems ("VNBS"), referred to as Veoneer Brake Systems ("VBS"), and VNBS transferred or licensed the VNBS technologies necessary to operate the VBS business to VBS. VBS, including the transferred or licensed technologies, was a wholly-owned Veoneer business effective on the closing date, June 28, 2019. VNBS provided certain transition services to VBS.
Under the agreement, Nissin Kogyo provided guarantees for certain VNBS commercial loans corresponding to 49% of the funding Veoneer had previously unilaterally provided to VNBS. During 2019, Veoneer received approximately $20 million as debt repayment from VNBS.
Divestiture of Veoneer Nissin Brake Systems ("VNBS")
On October 30, 2019, Veoneer signed definitive agreements to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ") entities that comprise VNBS to its joint venture partner Nissin Kogyo, and Honda Motor Co., Ltd. The aggregate purchase price was $176 million. The divestiture of VNBJ and VNBZ was structured as two separate transactions each of which was completed on February 3, 2020, and the VNBS joint venture was terminated. See Note 6 "Divestiture and Held for Sale" for additional information.
Divestiture of Veoneer Brake Systems ("VBS")
On August 10, 2020 Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF Active Safety US, Inc ("ZF"). The aggregate purchase price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement. See Note 6 "Divestiture and Held for Sale" for additional information.
NOTE 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) and include the consolidated assets, liabilities, sales, and expenses of the Veoneer business as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018. All intercompany accounts and transactions within the Company have been eliminated from the consolidated financial statements. See Note 22, Relationship with Former Parent and Related Entities, for a further description of related party transactions between Autoliv and Veoneer.
The consolidated financial statements include the accounts of the Company and its subsidiaries that are more than 50% owned and over which the Company exercises control. Investments in affiliates of greater than 20% and for which the Company does not exercise control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All other equity investments are measured at cost, less impairment, with changes in fair value recognized in net income. Consolidation is also required when the Company has both the power to direct the activities of a variable interest entity (VIE) and the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers, revenue is measured based on consideration specified in a contract with a customer, adjusted for any variable consideration (i.e. price concessions or annual price adjustments) as estimated at contract inception. The variable consideration calculation involves management assumptions including the volume of light vehicle production, sales volumes for specific parts, or price concessions to be granted. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer.
In addition, from time to time, Veoneer may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments, unless certain criteria are met, warranting capitalization. If the payments are capitalized, the amounts are recognized as a reduction of the transaction price as the related goods are transferred. As of December 31, 2019, the Company capitalized $81 million and zero as of December 31, 2020 in Other current assets and Other non-current assets related to payments to customers. The Company assesses these amounts for impairment. The assets held as of December 31, 2019 were reclassified to Assets Held for Sale during 2020 and impaired as part of the evaluation of the value less costs to sell of that asset group. See Note 6 Divestiture and Held for Sale for additional information. No impairment was recorded in 2019 or 2018.
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
Nature of goods and services
The following is a description of principal activities from which the Company generates its revenue. The Company historically had two operating segments, Electronics and Brake Systems. Electronics includes all of electronics resources and expertise, restraint control systems and active safety products. Brake Systems provides brake control and actuation systems. The principal activities are essentially the same for each of the segments. Both of the segments generate revenue from the sale of production parts to original equipment manufacturers (“OEMs”).
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
Contract Costs
As of December 31, 2019, the Company has capitalized $12 million of direct and incremental contract costs incurred in connection with obtaining a contract with a customer. These costs will be amortized as the related goods are transferred. There were no contract assets capitalized as of December 31, 2020.
Research, Development and Engineering (R,D&E)
The Company performs research activities to identify new products, product development activities for further product evolution, and engineering activities to customize existing products for specific customers. Research and development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to further customize existing products for specific customers. For the years ended December 31, 2020, 2019 and 2018 total cash reimbursements from customers were $202 million, $103 million and $95 million, respectively.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
A substantial majority of the Company’s trade receivables are derived from sales to OEMs. The Company’s four largest customers accounted for 53% of net sales for 2020, 59% for 2019 and 58% for 2018. Additionally, as of December 31, 2020 and 2019, these four largest customers accounted for 40% and 39%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. The Company believes that credit risks are moderated by the financial stability of the Company’s major customers.
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
When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statements of Operations along with the offsetting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statements of Operations when the hedge transaction affects net earnings. The Company uses the forward rate with respect to the measurement of changes in fair value of cash flow hedges when revaluing foreign exchange forward contracts. All derivatives are recognized in the consolidated financial statements at fair value. For further details. see Note 8, Fair Value Measurements.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
The Company reviews goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment test was performed on October 31, 2020.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Receivable and Liabilities in Non-Functional Currencies
Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction gains/(losses) that are reflected in the Consolidated Statements of Operations amounted to $(8) million, $2 million and $(2) million in 2020, 2019 and 2018, respectively. These are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.
Other Income, Net
During 2020, Veoneer commenced arbitration against Nissin Kogyo regarding a dispute arising out of a Share Purchase Agreement (“SPA”) dated September 2015. On June 30, 2020, Veoneer agreed to settle the proceedings, along with any and all legal claims arising out of or relating to the SPA dispute, for $20 million. As of December 31, 2020 the cash settlement was received by the Company and is reported among Other income, net in the Consolidated Statements of Operations.
Recently Issued Accounting Pronouncements
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
Accounting Standards Issued But Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. ASU 2019-12 is effective for public business entities for annual periods beginning after December 15, 2020, and early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company plans to adopt ASU 2019-12 as of January 1, 2021. The Company has concluded that the pending adoption of ASU 2019-12 will not have a material impact on the Company’s consolidated financial statements.
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
NOTE 3. Revenue
Disaggregation of revenue
The Company has attributed net sales to the geographic area based on the location of the entity selling the final product. Of the net sales, exports from the U.S. to other regions amounted to approximately $140 million, $175 million and $356 million in 2020, 2019 and 2018, respectively.
In the following tables (dollars in millions), revenue is disaggregated by primary region and products of revenue recognition.
Net Sales by Region

	Year Ended December 31
	2020			2019			2018
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$322	$25	$347	$350	$312	$662	$424	$370	$794
Americas	422	45	467	556	60	616	696	58	754
Europe	559	—	559	624	—	624	680	—	680
Total region sales	1,303	70	1,373	1,530	372	1,902	1,799	428	2,228
Total	$1,303	$70	$1,373	$1,530	$372	$1,902	$1,800	$428	$2,228

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Net Sales by Products

	Year Ended December 31
	2020			2019			2018
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$670	$—	$670	$822	$—	$822	$974	$—	$974
Active Safety products	624	—	624	708	—	708	825	—	825
Brake Systems	—	70	70	—	372	372	—	428	428
Other	9	—	9	—	—	—	—	—	—
Total product sales	1,303	70	$1,373	1,530	372	$1,902	1,799	428	2,228
Total net sales	$1,303	$70	$1,373	$1,530	$372	$1,902	$1,800	$428	$2,228
The following tables provide information about receivables and contract assets from contracts with customers.
Contract Balances with Customers

	As of December 31
	2020	2019
Receivables, net	$292	$253
Contract assets[1]	6	6
1 Included in prepaid expenses and other contract assets in the Consolidated Balance Sheets
Changes in the contract asset balances during the period are as follows:
Change in Contract Balances with Customers1

	Year Ended December 31
Contract assets	2020	2019
Beginning balance	$6	$8
Increases due to revenue recognized	21	25
Decreases due to transfer to receivables	(21)	(27)
Ending balance	$6	$6
1The contract asset is determined at each period end, this table reflects the rollforward of the period end balance.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 4. Leases
The Company has operating and finance leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The leases have remaining lease terms of 1 month to 14.6 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 month to 1 year. As of December 31, 2020 and 2019, assets recorded under finance leases included in Property, plant and equipment, net were $52 million and $35 million, respectively, and accumulated depreciation associated with finance leases was $6 million and $2 million as of December 31, 2020 and 2019, respectively.
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
The components of lease expense for the year ended December 31, 2020 were as follows:

	Year Ended December 31
(Dollars in millions)	2020	2019
Operating lease cost	$24	$24
Finance lease cost
Amortization of right-of-use assets	4	3
Interest on lease liabilities	2	2
Total finance lease cost	6	5
Short-term lease cost	1	—
Total lease cost	$31	$29
Other information related to leases for the year ended December 31, 2020 was as follows:

Supplemental Cash Flows Information	Year Ended December 31
(Dollars in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$23	$22
Operating cash flows used for finance leases	2	2
Financing cash flows used for finance leases	2	2
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	17	52
Finance leases	17	33

	As of December 31
(Lease term in years and discount rate)	2020	2019
Weighted-average remaining lease term
Operating Leases	7	8
Finance Leases	10	11
Weighted-average discount rate
Operating leases	3.4%	3.6%
Finance leases	4.95%	4.9%

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

(Dollars in millions)	Operating Leases	Finance Leases
2021	$21	$6
2022	18	8
2023	16	8
2024	10	8
2025	8	4
Thereafter	27	32
Total lease payments	100	66
Less imputed interest	11	16
Total lease liabilities	$89	$50
Lease obligations reported as of December 31, 2020 were as follows:

(Dollars in millions)	Operating Leases	Finance Leases
Other current liabilities	$18	$4
Lease liabilities - non current	71	46
Total lease liabilities	$89	$50
As of December 31, 2020 and 2019, the Company has additional obligations of $12 million and $1 million, respectively, relating to leases, primarily for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment, that have not yet commenced. These leases will commence in 2021 with lease terms of 3 years to 5 years.

NOTE 5. Debt
The Company’s short and long-term debt consists of the following:

	As of December 31
(Dollars in millions)	2020	2019
Short-Term Debt:
Short-term borrowings	$4	$3
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	170	160
Other long-term borrowings	7	8
Total Debt	$181	$171
Short-Term Debt:
Short -term debt is included in Other current liabilities in the Consolidated Balance Sheet.
Long-Term Debt:
Other long-term borrowings
Other long-term borrowings is included in Other non-current liabilities in the Consolidated Balance Sheet.
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
The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of December 31
(Dollars in millions)	2020	2019
Principal amount (face value)	$207	$207
Unamortized issuance cost	(4)	(5)
Unamortized debt discount	(33)	(42)
Net Carrying value	$170	$160
The Company recognized total interest expense related to the Notes of approximately $17 million and $10 million for the year ended December 31, 2020 and 2019, respectively.
The estimated fair value of the Notes was $255 million and $205 million as of December 31, 2020 and 2019, respectively. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 8, Fair Value Measurements.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 6. Divestiture and Held for Sale
VBS
In 2019, the Company started exploring strategic options for its non-core business in the Brake Systems segment. In the first quarter of 2020, management committed to and approved a plan to sell VBS. The business and its associated assets and liabilities met the criteria for presentation as held for sale during 2020 and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of approximately $144 million which was recorded within Gain on divestiture and assets impairment charges, net on the Consolidated Statements of Operations for the year ended December 31, 2020. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The assets and liabilities associated with the transaction were separately classified as held for sale during 2020 and depreciation of these long-lived assets ceased during first half of 2020. The divestiture did not meet the criteria for presentation as a discontinued operation.
On August 10, 2020 Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF. The aggregate purchase price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement. The transaction closed during third quarter and no additional gain or loss was recognized.
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
The Company applied the acquisition method of accounting to the Zenuity, Inc and Zenuity GmbH entities, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce. The recognized goodwill of $23 million recorded as part of this acquisition is included in the Electronics reportable segment and is not deductible for tax purposes. The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets, principally intangibles, and certain assumed liabilities. The Company used the historical carrying value of the assets and liabilities on acquisition date as they were determined to approximate fair value based on the age and nature of the assets and liabilities acquired. This represents a Level 3 fair value measurements, to assess the purchase price allocation. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur.
Total Zenuity, Inc and Zenuity GmbH acquisition related costs were approximately $1 million for the period ended December 31, 2020. These costs were reflected in Selling, general and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2020.
The following table summarizes the estimated fair values of identifiable acquired assets and assumed liabilities:

(Dollars in millions)
Assets	As of July 1, 2020
Cash and cash equivalents	$4
Receivable, net	12
Property, plant and equipment, net	3
Operating lease right-of-use assets	10
Goodwill	23
Total assets	$52
Tax payable	2
Accrued liabilities	3
Operating lease non-current liabilities	10
Total liabilities	$15
Net assets acquired	$37
Intellectual property
In addition, the Company acquired the right to use VCC intellectual property in exchange for a payment of $10 million in a transaction outside of the business combination. The acquired intangible asset will be assigned a useful life of 8 years and amortized over the useful life on a straight-line basis.
Separately, the Company has licensed intellectual property for $10 million to VCC with zero cost base in a transaction outside of the business combination and recognized this amount as Other Income in the Consolidated Statements of Operations for the year ended December 31, 2020.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

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
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of December 31, 2020 and 2019 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying obligation and no swaps have a maturity beyond six months. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied because the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
During the first quarter of 2018, foreign exchange forward contracts designated as cash flow hedges of certain external purchasing were terminated. The loss associated with such termination was not material.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are reported in Other non-current assets and liabilities in the Consolidated Balance Sheets. The nominal value of the derivatives not designated as hedging instruments was $179 million and $291 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the derivatives not designated as hedging instruments was a liability of $1 million for both periods.
Gains and losses on derivative financial instruments reported in Other non-operating items, net in the Consolidated Statements of Operations, were a gain of less than $1 million for the year ended December 31, 2020, and a loss of $1 million for each of the years ended December 31, 2019 and 2018.
Items Measured at Fair Value on a Non-Recurring Basis

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
NOTE 9. Receivables

	As of December 31
(Dollars in millions)	2020	2019
Receivables	$295	$256
Allowance at beginning of year	(3)	(2)
Current period provision for expected credit losses	(1)	—
Reversal of allowance	—	1
Addition to allowance	—	(2)
Write-off against allowance	1	—
Allowance at end of year	(3)	(3)
Total receivables, net of allowance	$292	$253
The Company receives bank notes generally maturing within six months from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
As of December 31, 2020 and 2019, the Company had entered into arrangements with financial institutions and sold $52 million and $81 million, respectively, of factored trade receivables without recourse and $25 million and $37 million, respectively, of bank notes without recourse, which qualify as sales as all rights to the trade and notes receivable have passed to the financial institution.
As of December 31, 2020, the Company had $3 million of trade notes receivables which remain outstanding and will mature within the first quarter of 2021. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The fair value of the guaranteed notes receivables in China is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $3 million as of December 31, 2020.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 10. Inventories

	As of December 31
(Dollars in millions)	2020	2019
Raw material	$105	$99
Work in progress	14	8
Finished products	51	62
Inventories	$170	$169
Inventory reserve at beginning of year	$(25)	$(23)
Reversal of reserve	—	1
Addition to reserve	(11)	(4)
Write-off against reserve	1	1
Translation difference	(1)	—
Inventory reserve at end of year	$(36)	$(25)
Total inventories, net of reserve	$134	$144

NOTE 11. Accrued Expenses

	As of December 31
(Dollars in millions)	2020	2019
Operating related accruals	$70	$43
Employee related accruals	102	76
Customer pricing accruals	20	39
Product related liabilities[1]	19	15
Other accruals	21	19
Total Accrued Expenses	$232	$192
1 As of December 31, 2020 and 2019, $9 million and $8 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
NOTE 12. Equity Method Investment
As of December 31, 2020, the Company has two equity method investment.
Zenuity
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
As the transaction resulted in all of the business of Zenuity being transferred to one of its two owners, the Company determined that the remaining value of that equity investment was equal only to the expected future dividends to be received. This resulted in an impairment charge of approximately $24 million which was recorded within Gain on divestiture and assets impairment charges, net on the Consolidated Statements of Operations for the period ended December 31, 2020.
As the transaction was between the investor and investee, the Company did not recognize any gain from the transaction.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Following completion of the transaction, Veoneer and VCC continue to own 50% each of Zenuity AB. The joint venture was not dissolved as part of the transaction but continues as a holding company that owns the IP of Zenuity.
During the year ended December 31, 2020, the Company received dividend of SEK 327 million (approximately $35 million) in cash (representing 50% of the total dividend, with the remainder received by VCC) from Zenuity.
During the year ended December 31, 2020, prior to the transfer of Zenuity’s business to its two owners, Veoneer contributed SEK 240 million (approximately $25 million) in cash (representing 50% of the total contribution, with the remainder made by VCC) into Zenuity to support its future operating cash flow needs.
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
The profit and loss attributed to the investment is shown in Loss from equity method investment in the Consolidated Statements of Operations. Veoneer’s share of Zenuity’s loss for the years ended December 31, 2020, 2019 and 2018 was $39 million, $70 million and $63 million, respectively.
AutoTechFund I, L.P
The Company has investments interest with Autotech Fund I, L.P of less than 20% which is accounted for under the equity method as the Company’s beneficial ownership interest in Autotech Fund I, L.P is similar to partnership interest.
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of December 31, 2020 and 2019, Veoneer has contributed a total of $12 million and $10 million, respectively, to the fund. As of December 31, 2020 the Company has received a distribution of $3 million from the fund.
The carrying amounts reflected in the Consolidated Balance Sheet in equity method for the AutoTech Fund I, L.P approximates its fair value as of September 30, 2020 as this is the most recent information available to the Company at this time.
As of December 31, 2020 and 2019, the Company’s equity investment in Zenuity and AutoTech amounted to $153 million and $96 million, respectively, after consideration of foreign exchange movements.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 13. Property, Plant and Equipment

	As of December 31
(Dollars in millions)	2020	2019	Estimated life (years)
Machinery and equipment	825	634	3-8
Buildings	134	103	20
Construction in progress	63	195	n/a
Property, plant and equipment	$1,022	$932
Less accumulated depreciation	(591)	(459)
Net of accumulated depreciation	$431	$473

	Year Ended December 31
DEPRECIATION INCLUDED IN (Dollars in millions)	2020	2019	2018
Cost of sales	$54	$59	$62
Selling, general and administrative expenses	4	4	3
Research, development and engineering expenses, net	39	32	22
Total	$97	$95	$88
The net book value of machinery, equipment, buildings and land under finance lease contracts was $47 million and $33 million as of December 31, 2020 and 2019, respectively.
NOTE 14. Other Comprehensive Loss

	Year Ended December 31
(Dollars in millions)	2020	2019	2018
Other Comprehensive Loss[1]
Cumulative translation adjustments	$15	$(34)	$(10)
Pension liability, net of tax	(10)	(10)	(9)
Total ending balance	$5	$(44)	$(19)
Deferred taxes on the pension liability	3	3	1
1The components of Other Comprehensive Loss are net of any related income tax effects.

NOTE 15. Goodwill and Intangible Assets
Intangible assets as of December 31, 2020 and 2019 were as follows (dollars in millions):

Electronics Segment
Goodwill
Carrying amount at January 1, 2019	$291
Translation differences	(1)
Carrying amount at December 31, 2019	290
Acquisition	23
Translation differences	4
Carrying amount at December 31, 2020	$317

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

	As of December 31
Amortizable Intangible	2020	2019
Gross carrying amount	$145	$147
Transfer	(3)	—
Addition	11	—
Translation differences	2	(1)
Accumulated amortization	(134)	(129)
Carrying value	$21	$17
As of December 31, 2020 and 2019, the carrying value of the amortizable intangible of $21 million and $17 million, respectively, was related to the technology asset category. The estimated weighted average useful life for these assets is 4.3 years.
The Company recorded approximately $6 million, $20 million and $23 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018, respectively. The Company currently estimates future amortization expenses to be $7 million for 2021, $5 million for 2022, $2 million for 2023, $2 million for 2024 and $2 million for 2025.
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
The table below summarizes the change in product related liabilities in the Consolidated Balance Sheets.

	As of December 31
(Dollars in millions)	2020	2019
Reserve at beginning of the year	$15	$16
Change in reserve	11	1
Cash settlements	(8)	(2)
Translation difference	1	—
Reserve at end of the year	$19	$15
As of December 31, 2020 and 2019, provisions and cash paid primarily relate to warranty related issues. The increase in the reserve balance as of December 31, 2020 compared to the prior year was mainly due to warranty related issues. Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of December 31, 2020 and 2019, $9 million and $8 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Guarantees
The Company provided lease guarantees to Zenuity of $7 million as of December 31, 2019. These represent the maximum potential amount of future undiscounted payments that Veoneer could be required to make under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreements between 2020 and 2022. There are no liabilities recorded in the Consolidated Balance Sheet as of December 31, 2019 related to these guarantees. There were no guarantees as of December 31, 2020.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
For the years ended December 31, 2020, 2019 and 2018, the Company's total pension expense was $4 million for each period.
Changes in Benefit Obligations and Plan Assets

	As of December 31
(Dollars in millions)	2020	2019
Benefit obligation at beginning of year	$54	$76
Service cost	4	4
Interest cost	1	1
Actuarial (gain) loss	(7)	6
Benefits paid	(3)	(2)
Net of Held for sales add back/Divestiture	7	—
Translation difference	4	1
Held for sale	—	(32)
Benefit obligation at end of year	$60	$54
Fair value of plan assets at beginning of year	$37	$54
Actual return on plan assets	3	6
Company contributions	3	2
Benefits paid	(3)	(2)
Net of Held for sales add back/Divestiture	(1)	—
Translation difference	1	1
Held for sale	—	(24)
Fair value of plan assets at year end	$40	$37
Funded status recognized in the balance sheet	$(20)	$(17)
Components of Net Periodic Benefit Cost Associated with the Defined Benefit Retirement Plan

	Year Ended December 31
(Dollars in millions)	2020	2019	2018
Service cost	$4	$4	$5
Interest cost	1	1	2
Expected return on plan assets	(2)	(2)	(2)
Amortization of actuarial loss	1	1	—
Net periodic benefit cost	$4	$4	$4
The service cost and amortization of prior service cost components are reported among employee compensation costs in the Consolidated Statements of Operations. The remaining components (interest cost, expected return on plan assets and amortization of actuarial loss) are reported in Other non-operating items, net in the Consolidated Statements of Operations.
The estimated prior service cost and net actuarial loss that will be amortized from other comprehensive income into net benefit cost over the next fiscal year is immaterial. The estimated net periodic benefit cost for 2021 is $4 million.
Components of Accumulated other Comprehensive Income Before Tax

	As of December 31
(Dollars in millions)	2020	2019
Net actuarial loss	$15	$7
Total accumulated other comprehensive loss recognized in the balance sheet	$15	$7

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Changes in Accumulated Other Comprehensive Income Before Tax

	As of December 31
(Dollars in millions)	2020	2019
Total retirement benefit recognized in accumulated other comprehensive income at beginning of year	$13	$10
Held for sale	—	2
Add back Held for sale	(2)	—
Effect of plan combinations	11	—
Net actuarial loss (gain)	(8)	2
Amortization of actuarial loss	(1)	(1)
Translation difference	2	—
Total retirement benefit recognized in accumulated other comprehensive income at end of year	$15	$13
The accumulated benefit obligation for the Veoneer defined benefit pension plans as of December 31, 2020 and 2019 was $54 million and $48 million, respectively.
Pension Plans for Which Accumulated Benefit Obligation (ABO) Exceeds the Fair Value of Plan Assets

	As of December 31
(Dollars in millions)	2020	2019
Projected Benefit Obligation (PBO)	$60	$54
Accumulated Benefit Obligation	$54	$48
Fair value of plan assets	$40	$37
Veoneer, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.
 Assumptions Used to Determine the Benefit Obligation

	As of December 31
	2020	2019
	Weighted average
Discount rate	2.32%	1.86%
Rate of increases in compensation level	3.30%	4.33%
 Assumptions Used to Determine the Net Periodic Benefit Cost for Years Ended December 31

	Year Ended December 31
	2020	2019	2018
	Weighted average
Discount rate	1.86%	2.14%	2.06%
Rate of increases in compensation level	4.33%	4.39%	4.3%
Expected long-term rate of return on assets	3.76%	3.49%	3.81%
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
The Company made contributions to its pension plans of approximately $2 million and $2 million for the years ended December 31, 2020 and 2019, respectively. In addition, the Company expects to contribute $2 million to its pension plans in 2021.
Fair Value of Total Plan Assets

	As of December 31
ASSETS CATEGORY IN % WEIGHTED AVERAGE	2020	2019
Equity securities	65%	70%
Debt instruments	22%	21%
Other assets	13%	9%
Total	100%	100%

The following table summarizes the fair value of the defined benefit pension plan assets:

	As of December 31
(Dollars in millions)	2020	2019
Assets
Equity
U.S. Large Cap	$6	$10
Non-U.S. Equity	20	16
Non-U.S. Bonds
Corporate	4	5
Aggregate	5	3
Other Investments	5	3
Total	$40	$37
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

Pension Benefits Expected Payments (Dollars in millions)	Amount
2021	$2
2022	$2
2023	$3
2024	$3
2025	$3
Years 2026-2030	$17
Post-Retirement Benefits Other Than Pension
Veoneer currently provides post-retirement health care and life insurance benefits to eligible Canadian employees. The plan is an unfunded plan with a benefit obligation of $4 million and $3 million as of December 31, 2020 and 2019, respectively. The net periodic benefit cost and impact on accumulated other comprehensive income related to the plan are immaterial.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Defined contribution plans
Veoneer recorded charges for contributions to the defined contribution plans of $4 million, $5 million and $2 million for December 31, 2020, 2019 and 2018, respectively.
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
During 2020 under the Company’s long-term incentive (LTI) program, certain employees and non-employee directors received restricted stock units (RSUs) with and without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs for the grants was 777,466 RSUs and 415,381 PSs at 100% target.
The RSUs granted during 2020 will vest on the first, second or third anniversary of the grant date, subject to the grantee’s continued employment or service with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs and PSs granted in 2020 were calculated by using the closing stock price on the grant dates. The grant date fair value for the RSUs and PSs, granted during 2020 was $11 million.
The PSs granted in 2019 and 2020 will earn out during the first quarter of 2022 and 2023, respectively, upon the Compensation Committee’s certification of achievement of the applicable performance goals. The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets. The performance target is the Company’s gross margin for the applicable performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.
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
Veoneer recognized total stock (RSUs, PSs and SOs) compensation cost of $6 million, $5 million and $5 million, in the Consolidated Statements of Operations, for the years ended December 31, 2020, 2019 and 2018, respectively. These costs include amounts for individuals specifically identifiable to the Veoneer business as well as an allocation of costs attributable to individuals in corporate functions for the periods prior to the Spin-Off and Veoneer employees subsequent to the Spin-Off. Veoneer has unrecognized compensation cost for Veoneer employees of $5 million related to non-vested awards for RSUs and the weighted average period over which this cost is expected to be recognized is approximately 1.6 years. There was no compensation cost recognized for stock options during the years ended December 31, 2020 and 2019 because all outstanding stock options had vested prior to those periods.
A summary of RSUs activity is presented below:

Number of RSUs
RSUs[1]
Outstanding as of December 31, 2019	501,463
Granted	777,466
Shares issued	(232,386)
Cancelled/Forfeited/Expired	(35,649)
Outstanding as of December 31, 2020	1,010,894
1RSUs presented in this table represent Veoneer awards, including those held by Autoliv employees.
The weighted average fair value per share at the grant date for RSUs during the years ended December 31, 2020, 2019 and 2018 was $10.86, $26.19 and $42.88, respectively. The grant date fair value for RSUs vested in 2020 was $6 million.
A summary of PSs activity is presented below:

Number of PSs
PSs
Outstanding at December 31, 2019	122,862
Granted	415,381
Cancelled/Forfeited	(47,799)
Outstanding at December 31, 2020	490,444
The weighted average fair value per share at the grant date for PSs during the years ended December 31, 2020 and 2019 was $14.29 and $29.17, respectively.

Number of Options
SOs[1]
Outstanding at December 31, 2019	283,531
Exercised	(16,347)
Cancelled/Forfeited/Expired	(35,158)
Outstanding as of December 31, 2020	232,026
1SOs presented in this table represent Veoneer awards, including those held by Autoliv employees.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
The following summarizes information about stock options outstanding and exercisable as of December 31, 2020:

	Number Outstanding[1]	Remaining Contract life (in years)
EXERCISE PRICES
$20.25	19,397	1.15
$20.91	39,232	2.14
$22.04	13,203	0.15
$28.67	65,172	3.14
$34.25	95,022	4.13
	232,026	3.04
1SOs presented in this table represent Veoneer awards, including those held by Autoliv employees.
The total aggregate intrinsic value, which is the difference between the exercise price and $21.3 (closing price per share as of December 31, 2020), for all “in the money” stock options, both outstanding and exercised as of December 31, 2020, was less than $1 million.
NOTE 19. Income Taxes

(Dollars in millions)	Year Ended December 31
Loss before income taxes	2020	2019	2018
U.S.	$(400)	$(230)	$(54)
Non-U.S.	(112)	(291)	(199)
Total	$(512)	$(521)	$(253)

(Dollars in millions)	Year Ended December 31
Provision for income taxes	2020	2019	2018
Current
Non-U.S.	$31	$7	$22
Deferred
U.S. federal	—	(9)	(4)
State	—	2	—
Non-U.S.	1	1	24
Total income tax expense	$32	$1	$42

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

(Dollars in millions)	Year Ended December 31
Effective income tax rate	2020	2019	2018
U.S. federal income tax rate	$(108)	$(109)	$(53)
Foreign tax rate variances	(1)	(8)	1
State taxes, net of federal benefit	(7)	(6)	—
Tax credits	(6)	(7)	(9)
Change in Valuation Allowances	113	120	79
Non-Controlling Interest	—	2	3
Earnings of equity investments	14	15	13
Withholding taxes	3	4	5
Tax on divestiture	23	—	—
Convertible debt	—	(10)	—
Other, net	1	—	3
Provision for income taxes	$32	$1	$42
The 2020 income tax expense of $32 million includes a $23 million income tax expense on the gain from the sale of VNBS. The 2019 income tax expense of $1 million includes a $10 million income tax benefit related to domestic losses incurred during the year ended December 31, 2019. The deferred tax liability is a result of the issuance of the Convertible Senior Notes and recorded as a component of APIC is treated as a source of income in fiscal 2019 and a resulting benefit recorded in continuing operations.

The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows:

(Dollars in millions)	As of December 31
Deferred taxes	2020	2019
Assets
Provisions	$43	$42
Costs capitalized for tax	—	1
Intangibles assets	7	12
Tax receivables, principally net operating loss carryforward	262	130
Credits	14	8
Lease liabilities	29	29
Other	6	4
Deferred tax assets before allowances	$361	$226
Valuation allowances	(323)	(179)
Total	$38	$47
Liabilities
Property, plant and equipment	(5)	(9)
Distribution taxes	(2)	(4)
Convertible Senior Notes	(8)	(10)
Operating lease right-of-use assets	(29)	(30)
Total	$(44)	$(53)
Net deferred tax liability	$(6)	$(6)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2020, the Company had net operating loss carryforwards (NOL’s) of $1,174 million, of which $1,085 million have no expiration date. The remaining losses expire on various dates through 2030. The Company also has $14 million of U.S. Research and Development Credit carry forwards, which expire on various dates through 2040.

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
The Company has recorded a deferred tax asset of $6 million and $7 million as of December 31, 2020 and 2019, respectively, and deferred tax liabilities of $12 million and $13 million as of December 31, 2020 and 2019, respectively in the Consolidated Balance Sheets.
The following table summarizes the activity related to the Company’s valuation allowances:

(Dollars in millions)	As of December 31
Valuation Allowances Against Deferred Tax Assets	2020	2019
Allowances at beginning of year	$179	$125
Benefits reserved current year	133	102
Translation difference	11	(1)
Held for sale	—	(47)
Allowances at end of year	$323	$179

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
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. As of December 31, 2020, the Company had recorded $7 million for unrecognized tax benefits. The total unrecognized tax benefits as of December 31, 2020 is classified as non-current tax payable included in Other Non-Current Liabilities in the Consolidated Balance Sheets.
Approximately $2 million of these reserves would impact income tax expense if released into income. The Company does not expect a change to its unrecognized tax benefits in the next twelve months.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in millions)	As of December 31
Unrecognized Tax Benefits	2020	2019
Unrecognized tax benefits at beginning of year	$4	$2
Increases as a result of tax positions taken during the current period	3	2
Total unrecognized tax benefits at end of year	$7	$4
The Company's deferred tax liability for unremitted foreign earnings was $2 million as of December 31, 2020. The $2 million deferred tax liability represented our estimate of the foreign tax cost associated with our preliminary estimate of $32 million of

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
foreign earnings that are not considered to be permanently reinvested. The Company has not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of December 31, 2020.  Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were paid to us as dividends.
NOTE 20. Loss Per Share
Basic earnings per share is computed by dividing net earnings for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted earnings per share by application of the treasury stock method. In periods when the Company has a net loss, equity incentive awards are excluded from the denominator in the Company's calculation of earnings per share as their inclusion would have an antidilutive effect. The following table sets forth the computation of basic and diluted loss per share for the year ended December 31, 2020, 2019 and 2018.

(U.S. dollars in millions, except per share amounts)	Year Ended December 31
	2020	2019	2018
Numerator:
Basic and diluted:
Net loss attributable to common shareholders	$(545)	$(500)	$(276)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	111.56	101.62	87.16
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)	111.56	101.62	87.16

Basic loss per share	$(4.89)	$(4.92)	$(3.17)
Diluted loss per share	$(4.89)	$(4.92)	$(3.17)

To avoid antidilutive effects, the Company excluded equity incentive awards of 817,733, 287,326 and 446,821 shares for the year ended December 31, 2020, 2019 and 2018, respectively.
The Company may settle the conversions of the Notes in cash, shares of the Company's common stock or any combination thereof at its election. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if the Company elected to settle the conversion wholly in shares. See Note 5, Debt. Due to anti-dilutive effects, the Company excluded potential convertible shares due to the Notes of 9,277,305 and 5,515,548 shares for the year ended December 31, 2020 and 2019, respectively, and zero for the year ended December 31, 2018 from the diluted loss per share calculations.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 21. Segment Information
Financial results for the Company's reportable segments have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker (CODM) in allocating resources and in assessing performance. The Company had two operating segments, Electronics and Brake Systems. The Asian business of the Brake Systems segment was sold on February 3, 2020 and the majority of the Brake Systems business in North America was sold on August 10, 2020. The remaining Brake Systems business is no longer a reportable segment due to immateriality. Electronics includes all of electronics resources and expertise in passive safety electronics and active safety. The operating results of the operating segments are regularly reviewed by the Company’s CODM, the Chief Executive Officer, to assess the performance of the individual operating segments and make decisions about resources to be allocated to the operating segments.
The accounting policies for the reportable segments are the same as those described in the Note 2, Summary of Significant Accounting Policies to the consolidated financial statements. Brake Systems ceased to be a reportable segment upon disposal in Q3 2020 and historical information from prior to the disposal date is reported here.
Key financial measures reviewed by the Company’s CODM are as follows:

(Dollars in millions)	Year Ended December 31
Loss Before Income Taxes	2020	2019	2018
Electronics	$(268)	$(324)	$(116)
Brake Systems	(37)	(64)	(30)
Segment operating loss	(305)	(388)	(146)
Corporate and other	(62)	(72)	(51)
Gain on divestiture and assets impairment charge, net	(91)	—	—
Interest and other non-operating items, net	(15)	9	7
Loss from equity method investment	(39)	(70)	(63)
Loss before income taxes	$(512)	$(521)	$(253)

(Dollars in millions)	Year Ended December 31
Capital Expenditures	2020	2019	2018
Electronics	$79	$153	$132
Brake Systems	12	60	56
Total capital expenditures	$91	$213	$188

(Dollars in millions)	Year Ended December 31
Depreciation and Amortization	2020	2019	2018
Electronics	$101	$83	$72
Brake Systems	2	32	38
Total depreciation and amortization	$103	$115	$111

(Dollars in millions)	As of December 31
Segment Assets	2020	2019
Electronics	$2,391	$2,495
Brake Systems	—	526
Intersegment assets	(103)	(278)
Total assets	$2,288	$2,743

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:
In 2020: Customer A 20%, Customer B 12%, Customer C 11% and Customer D 11%
In 2019: Customer A 23%, Customer B 16%, Customer C 11% and Customer D 10%
In 2018: Customer A 21%, Customer B 17% and Customer C 11%

(Dollars in millions)	As of December 31
Long-lived Assets	2020	2019
Asia	$125	$133
Americas	294	457
Europe	625	504
Total	$1,044	$1,094
Long-lived assets in the U.S. amounted to $215 million and $383 million for 2020 and 2019, respectively. For 2020 and 2019 $128 million and $115 million, respectively, of the long-lived assets in the U.S. refer to intangible assets, principally from acquisition goodwill.
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
Transactions with Related Parties
Veoneer and Autoliv entered into a Transition Services Agreement (TSA) under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. For the year ended December 31, 2020, 2019 and 2018, Veoneer recognized less than $1 million, $5 million and $7 million, respectively, of expenses under the TSA.
Throughout the periods covered by the consolidated financial statements, Veoneer sold finished goods to Autoliv and Nissin Kogyo, the 49% owner in VNBS (a 51% owned subsidiary). Related party sales during the years ended December 31, 2020, 2019 and 2018 amounted to $70 million, $101 million and $121 million, respectively. Related party purchases of component products during the years ended December 31, 2020, 2019 and 2018 amounted to $1 million, $16 million and $22 million, respectively. Furthermore, engineering services relating to passive safety electronics have been rendered to Autoliv amounting to less than $1 million for year ended December 31, 2020 and $1 million for both years ended December 31, 2019 and 2018, and engineering services relating to passive safety electronics received from Autoliv amounting to $2 million, $2 million and $1 million the years ended December 31, 2020, 2019 and 2018, respectively.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Related Party Balances
Amounts due to and due from related party components as summarized in the below table:

(Dollars in millions)	As of December 31
RELATED PARTY	2020	2019
Related party receivable	$9	$11
Related party payables	$2	$3
Related party short term debt	$16	$1
Related party long-term debt	$115	$—
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 23. Summary Quarterly Financial Data (Unaudited)
The following table presents summary unaudited quarterly financial data:

	2020				2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Dollars in Millions, Except Per Share Amounts)
Net sales	$362	$184	$371	$455	$495	$489	$462	$456
Gross profit	53	3	54	72	85	77	73	76
Operating loss	(122)	(64)	(103)	(77)	(128)	(137)	(122)	(72)
Loss before income taxes	(208)	(88)	(132)	(85)	(142)	(152)	(136)	(91)
Net loss	(231)	(90)	(132)	(91)	(148)	(142)	(139)	(93)
Net loss attributable to controlling interest	$(233)	$(90)	$(132)	$(91)	$(137)	$(133)	$(133)	$(96)
Per Share Data:
Basic loss per share	$(2.09)	$(0.80)	$(1.18)	$(0.82)	$(1.57)	$(1.39)	$(1.20)	$(0.87)
Diluted loss per share	$(2.09)	$(0.80)	$(1.18)	$(0.82)	$(1.57)	$(1.39)	$(1.20)	$(0.87)

NOTE 24. Subsequent Events
On January 26, 2021, the Company announced the execution of a Master Collaboration Agreement (the “MCA”) with Qualcomm Technologies, Inc. The MCA governs the relationship between the parties with respect to the development, manufacture, marketing, sale and support of both (a) next-generation camera vision perception software, known as GVP5 (“GVP5”), and associated driving policy software (together, including GVP5, the “Stack”) and (b) system-on-chip devices (SoCs) designed to support the Stack and the related board support package and other associated software for such SoCs.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by Item 10 will be contained under the caption "Proposal 1 - Election of Directors" in the 2021 Proxy Statement to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated herein by reference thereto.

The information required pursuant to Item 405 of Regulation S-K to be included in this Item 10 will be contained under the caption "Delinquent Section 16(a) Reports" in the 2021 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated herein by reference thereto.
Item 11. Executive Compensation
The information required under this Item 11 will appear under the captions "Board Compensation," "Compensation Discussion and Analysis", "Executive Compensation" and related discussion and disclosure thereto, in the 2021 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information pursuant to Item 403 of Regulation S-K to be included in this Item 12 will appear under the captions "Security Ownerships of Certain Beneficial Owners and Management" in the 2021 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.´
Shares Previously Authorized for Issuance Under the 2018 Stock Incentive Plan
The following table provides information as of December 31, 2020, about the common stock that may be issued under the Veoneer, Inc. Stock Incentive Plan. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights[2]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)[3]
Equity compensation plans approved by security holders[1]	1,733,364	$20.69	1,691,556
Equity compensation plans not approved by security holders	—	$—	—
Total	1,733,364	$20.69	1,691,556
1Veoneer, Inc. 2018 Stock Incentive Plan (Stock Options and Restricted Stock Units (RSUs)).
2Excludes RSUs which convert to shares of common stock for no consideration.
3All such shares are available for issuance pursuant to grants of full-value stock awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item will appear under the captions "Proposal 1 - Election of Directors", "Relationships and Related Party Transactions" and related discussion and disclosure thereto, in the 2021 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.
Item 14. Principal Accountant Fees and Services
The information required under this item will appear under the captions "Fees of Independent Auditors," and "Audit Committee Pre-Approval Policies and Procedures" and related discussion and disclosure thereto, in the 2021 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

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
4.2
Indenture, dated May 28, 2019, between Veoneer, Inc. and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 29, 2019.

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 29, 2019.
4.4*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Tax Matters Agreement, dated June 28, 2018, between Veoneer, Inc. and Autoliv, Inc., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 2, 2018.
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

10.4
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

10.6
VNBA Separation Agreement, dated June 14, 2019, by and among Nissin Kogyo Co., Ltd., Veoneer AB and Veoneer US, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

10.7
Amendment to Joint Venture Agreement, dated June 28, 2019, by and among Nissin Kogyo Co., Ltd., Veoneer AB and Veoneer US, Inc. incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

10.8
Share Purchase Agreement (VNBJ), dated October 30, 2019, by and among Veoneer AB, Honda Motor Co., Ltd. and Nissin Kogyo Co., Ltd. incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed February 21, 2020.

10.9
Share Purchase Agreement (VNBZ), dated October 30, 2019, by and among Veoneer AB, Honda Motor Co., Ltd. and Nissin Kogyo Co., Ltd., incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed February 21, 2020.

10.10
Amendment and Termination of the Joint Venture Agreement, dated October 30, 2019, by and among Veoneer AB and Nissin Kogyo Co. Ltd., incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed February 21, 2020.

10.11
Transaction Framework Agreement between Veoneer Sweden AB, Veoneer AB, Veoneer US, Inc., Volvo Car Corporation AB ZTWO Company AB Transaction Framework Agreement between Veoneer Sweden AB, Veoneer AB, Veoneer US, Inc., Volvo Car Corporation AB ZTWO Company AB and Zenuity AB, dated July 1, 2020, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 23, 2020. Zenuity AB, dated July 1, 2020, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 23, 2020.

10.12
Joint Venture Agreement between ZTWO Joint Venture Agreement between ZTWO Company AB and Veoneer Sweden AB regarding Zenuity AB, dated July 1, 2020, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed October 23, 2020. AB and Veoneer Sweden AB regarding Zenuity AB, dated July 1, 2020, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed October 23, 2020.

10.13*	Master Collaboration Agreement between Veoneer, Inc. and Qualcomm Technologies, Inc. dated January 26, 2021.***
10.14+
Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed May 21, 2018.

10.15+
Addendum to Employment Agreement, dated August 20, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 25, 2018.

10.16+
Severance Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed May 21, 2018.

10.17+
Amendment, dated June 10, 2019, to Employment Agreement, effective as of June 29, 2018, by and between Veoneer, Inc. and Jan Carlson, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

10.18+
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

10.26+
Employment Agreement, effective November 13, 2018, by and between Veoneer, Inc. and Nishant Batra, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2019.

10.27+
Change-in-Control Severance Agreement, effective as of December 9, 2019, by and between Veoneer, Inc. and Nishant Batra, incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed February 21, 2020.

10.28+
Revised Employment Agreement, dated March 31, 2020, by and between Veoneer, Inc. and Nishant Batra, incorporated herein by reference to the Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed April 24, 2020.

10.29+
Employment Agreement, dated September 7, 2019, by and between Veoneer, Inc. and Mikael Landberg, incorporated herein by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed April 24, 2020.

10.30+
Employment Agreement, effective March 12, 2019, by and between Veoneer, Inc. and Per Skytt, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

10.31+
Employment Agreement, dated May 6, 2020, by and between Veoneer, Inc. and Christer Lundström, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed July 24, 2020.

10.32+
Employment Agreement, dated August 1, 2020, by and between Veoneer, Inc. and Robert Bisciotti, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed October 23, 2020.

10.33+
Employment Agreement, dated August 1, 2020, by and between Veoneer, Inc. and Seven (Xi) Zhang, incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed October 23, 2020.

10.34*+	Employment Agreement, dated November 3, 2020, by and between Veoneer, Inc. and Christine Rankin.
10.35*+	Employment Agreement, dated March 1, 2021, by and between Veoneer, Inc. and Ray Pekar.
10.36+
Form of Indemnification Agreement between Veoneer, Inc. and its officers and directors, incorporated herein by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed July 2, 2018.

10.37+	Veoneer, Inc. 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed July 27, 2018.
10.38+
Form of Employee performance share grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed February 21, 2020.

10.39+
Form of Employee restricted stock unit agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed February 21, 2020.

10.40+
Form of Employee restricted stock unit agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan effective February 18, 2020, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed April 24, 2020.

10.41+
Form of Employee performance shares grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan effective February 18, 2020, incorporated herein by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 24, 2020.

10.42+
Form of Employee restricted stock unit agreement to be used for retention awards granted under the Veoneer, Inc. 2018 Stock Incentive Plan effective February 18, 2020, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed April 24, 2020.

10.43+	Form of Veoneer, Inc. Non-Employee Director Compensation Policy, incorporated herein by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed July 27, 2018.
10.44+
Form of Non-Employee Director restricted stock unit grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed July 27, 2018.

10.45+	Veoneer, Inc. Non-Qualified Retirement Plan, incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed July 27, 2018.

10.46
Cooperation Agreement, dated May 24, 2018, among Autoliv, Inc., Veoneer, Inc. and Cevian Capital II GP Limited, incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed June 4, 2018.

10.47
Form of Support Agreement among Autoliv, Inc., Veoneer, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form 10 filed June 4, 2018.

10.48
License and Supply Agreement by and between Velodyne LiDAR, Inc. and Veoneer US, Inc., dated January 7, 2019, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed April 29, 2019.***

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
101*
The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Loss: (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flow; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

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
*** Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission a copy of any omitted portions of the exhibit upon request. The omitted information is (i) not material and (ii) would likely cause competitive hard to the Company if publicly disclosed.
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 19, 2021
VEONEER, INC.
(Registrant)
By: /s/ Mats Backman
Mats Backman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 19, 2021.

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