Form 10-Q
period 2021-03-31
Veoneer, Inc.
filed 2021-04-28
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No:  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of April 22, 2021, there were 111,788,131 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
Exhibit index located on page 34

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
New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: general economic conditions; the cyclical nature of automotive sales and production; changes in general industry and market conditions or regional growth or decline; further decreases in light vehicle production; the impact of the coronavirus pandemic (COVID-19) on (i) the Company’s financial condition, business operations and liquidity, (ii) our customers and their production and product launch schedules, (iii) our suppliers and availability of components for our products, and (iv) the global economy; the development and commercial success of the software and integrated platform contemplated by the agreement with Qualcomm Technologies; our ability to achieve the intended benefits from our separation from our former parent; our ability to be awarded new business or loss of business from increased competition; higher than anticipated costs and use of resources related to developing new technologies; higher raw material, energy and commodity costs; supply chain disruptions and component shortages impacting the Company or the automotive industry; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; our ability to share RD&E costs with our customers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other post-retirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; and other risks and uncertainties identified in Part I Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A -“Risk Factors” and in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on February 19, 2021.

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

Veoneer, Inc.

Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Veoneer, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended March 31
		2021	2020
Net sales	Note 3	$419	$362
Cost of sales		(363)	(309)
Gross profit		56	53
Selling, general and administrative expenses		(39)	(44)
Research, development and engineering expenses, net		(117)	(131)
Amortization of intangibles		(2)	(1)
Other income, net		(2)	1
Operating loss		(104)	(122)
Loss on divestiture and assets impairment charge, net	Note 5	—	(67)
Gain (loss) from equity method investment	Note 11	7	(18)
Interest income		1	4
Interest expense		(5)	(5)
Other non-operating items, net		1	—
Loss before income taxes	Note 17	(100)	(208)
Income tax expense	Note 9	(4)	(23)
Net loss		(104)	(231)
Less: Net income attributable to non-controlling interest		—	2
Net loss attributable to controlling interest		$(104)	$(233)

Net loss per share - basic and diluted	Note 16	$(0.93)	$(2.09)

Weighted average number of shares outstanding (in millions)		111.70	111.47
Weighted average number of shares outstanding, assuming dilution (in millions)		111.70	111.47
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended March 31
	2021	2020
Net loss	$(104)	$(231)
Other comprehensive loss, before tax:
Change in cumulative translation adjustment	(16)	(22)
Pension liability	—	1
Other comprehensive loss, before tax	(16)	(21)
Expense for taxes	—	—
Other comprehensive loss, net of tax	(16)	(21)
Comprehensive loss	(120)	(252)
Less: Comprehensive income attributable to non-controlling interest	—	2
Comprehensive loss attributable to controlling interest	$(120)	$(254)
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents		$644	$758
Restricted cash		1	—
Receivables, net		282	292
Inventories, net	Note 10	138	134
Related party receivables	Note 18	7	9
Prepaid expenses and other contract assets		36	36
Other current assets		13	15
Total current assets		1,121	1,244
Property, plant and equipment, net		408	431
Operating lease right-of-use assets		84	89
Equity method investment	Note 11	17	153
Goodwill		317	317
Intangible assets, net		19	21
Deferred tax assets		5	6
Other non-current assets		18	27
Total assets		$1,989	$2,288
Liabilities and equity
Accounts payable		$258	$257
Related party payables	Note 18	1	2
Accrued expenses	Note 12	208	232
Income tax payable		4	25
Related party short-term debt	Note 18	—	16
Other current liabilities		56	55
Total current liabilities		527	587
4.00% Convertible Senior Notes due 2024	Note 6	172	170
Related party long-term debt	Note 18	—	115
Pension liability	Note 13	20	20
Deferred tax liabilities		12	12
Operating lease non-current liabilities		68	71
Finance lease non-current liabilities		47	46
Other non-current liabilities		21	28
Total non-current liabilities		340	462
Equity
Common stock (par value $1.00, 325 million shares authorized, 111 million shares issued and outstanding as of March 31, 2021 and December 31, 2020)		111	111
Additional paid-in capital		2,352	2,349
Accumulated deficit		(1,330)	(1,226)
Accumulated other comprehensive income/ (loss)		(11)	5
Total equity		1,122	1,239
Total liabilities and equity		$1,989	$2,288
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three months ended March 31, 2021
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	$111	$2,349	$(1,226)	$5	$1,239
Net loss	—	—	(104)	—	(104)
Foreign currency translation	—	—	—	(16)	(16)
Stock based compensation expense	—	3	—	—	3
Balance at end of period	$111	$2,352	$(1,330)	$(11)	$1,122

	Three months ended March 31, 2020
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$111	$2,343	$(681)	$(44)	$89	$1,818
Net loss	—	—	(233)	—	2	(231)
Foreign currency translation	—	—	—	(19)	—	(19)
Stock based compensation expense	—	2	—	—	—	2
Business divestiture	—	—	—	3	(91)	(88)
Balance at end of period	$111	$2,345	$(914)	$(60)	$—	$1,482

Veoneer, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended March 31
	2021	2020
Operating activities
Net loss	$(104)	$(231)
Depreciation and amortization	29	23
Gain on divestitures	—	(77)
Assets impairment charge	—	144
Undistributed (gain) loss from equity method investments	(7)	18
Stock-based compensation	2	2
Other, net	(6)	(4)
Change in operating assets and liabilities:
Receivables, gross	5	36
Accrued expenses	(11)	17
Related party receivables and payables, net	1	4
Accounts payable	6	9
Prepaid expenses and other contract assets	(2)	21
Inventories, gross	(9)	7
Income taxes	(18)	20
Other current assets and liabilities, net	4	2
Net cash used in operating activities	(110)	(9)

Investing activities
Proceeds from divestitures	—	176
Capital expenditures	(12)	(27)
Equity method investment	13	(16)
Net cash provided by investing activities	1	133

Financing activities
Dividend paid to non-controlling interest	—	(5)
(Payments for) proceeds from long-term debt	2	(1)
Payments for short-term debt	(1)	(1)
Proceeds from exercise of stock options	1	—
Net cash (used in) provided by financing activities	2	(7)
Effect of exchange rate changes on cash and cash equivalents	(6)	(6)
Increase (decrease) in cash and cash equivalents	(113)	111
Cash and cash equivalents at beginning of period	758	859
Cash and cash equivalents at end of period[1]	$645	$970
See notes to the unaudited condensed consolidated financial statements.
1As of March 31, 2021 cash and cash equivalents includes $1 million of restricted cash.

Veoneer, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Note 1. Basis of Presentation
The condensed consolidated financial statements of Veoneer, Inc. (the "Company" or "Veoneer") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").The accompanying unaudited condensed consolidated financial statements for Veoneer do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Veoneer’s Audited Consolidated Financial Statements for the year ended December 31, 2020 and corresponding notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Certain amounts in the unaudited condensed consolidated financial statements and associated notes may not reconcile due to rounding. All percentages have been calculated using unrounded amounts.
The Company has one operating segment, the Electronics segment. The Company previously had two operating segments, Electronics and Brake Systems. Electronics included all electronics resources and expertise, Restraint Control Systems and Active Safety products, and Brake Systems provided brake control and actuation systems. The Asian business of the Brake Systems segment was sold on February 3, 2020 and the majority of the Brake Systems business in North America was sold on August 10, 2020. The remaining Brake Systems business is no longer a reportable segment due to immateriality.
Divestiture of Veoneer Nissin Brake System ("VNBS")
On October 30, 2019, Veoneer signed definitive agreements to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ") entities that comprise VNBS to its joint venture partner Nissin-Kogyo Co., Ltd. (“Nissin Kogyo”) and Honda Motor Co., Ltd. The aggregate purchase price was $176 million. The divestiture of VNBJ and VNBZ was structured as two separate transactions each of which was completed on February 3, 2020, and the VNBS joint venture was terminated. See Note 5 "Divestiture and held for sale" for additional information.
Divestiture of Veoneer Brake Systems ("VBS")
On August 10, 2020, Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF Friedrichshafen AG ("ZF"). The aggregate purchase price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursements. See Note 5 "Divestiture and held for sale" for additional information.

Note 2. Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and $1 million related to cash collateral for other corporate purposes as of March 31, 2021.
Concentration of Credit Risk
A substantial majority of the Company’s trade receivables are derived from sales to OEMs. For the three months ended March 31, 2021 and 2020, the Company’s four largest customers accounted for 47% and 61% of net sales, respectively. Additionally, as of March 31, 2021 and December 31, 2020, these four largest customers accounted for 35% and 40% of the Company’s accounts receivables, respectively. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. The Company believes that credit risks are moderated by the financial stability of the Company’s major customers.

New Accounting Standards
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB’s Accounting Standards Codification.
The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s unaudited condensed consolidated financial statements.
Adoption of New Accounting Standards
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes. ASU 2019-12 is effective for public business entities for annual periods beginning after December 15, 2020, and early adoption is permitted. The amendments related to changes in ownership of foreign equity method investments or foreign subsidiaries should be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted ASU 2019-12 in the first quarter of 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. ASU 2018-14 removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the employer; and the effects of a one-percentage point change in assumed health care cost trend rates. ASU 2018-14 requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company adopted ASU 2018-14 in the first quarter of 2021. The adoption of ASU 2018-14 did not have a material impact on the Company's unaudited condensed consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provides optional expedients and exceptions related to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships prospectively through December 31, 2022. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on its disclosures.
In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)." The guidance provides simplifications of the accounting for convertible instruments and reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. In addition to further improve the decision usefulness and relevance of the information being provided to users of financial statements, information transparency has been increased by amending certain disclosure requirements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. In addition, an entity should adopt the guidance as of the beginning of its annual fiscal year. The amendments in this update are required to be applied through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company is currently evaluating this guidance to determine the impact on its disclosures.

Note 3. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary region and products.
Net Sales by Region

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$98	$—	$98	$58	$24	$82
Americas	132	11	143	117	13	130
Europe	178	—	178	150	—	150
Total net sales	$408	$11	$419	$325	$37	$362

Net Sales by Products

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$189	$—	$189	$162	$—	$162
Active Safety products	206	—	206	163	—	163
Brake Systems	—	11	11	—	37	37
Other	13	—	13	—	—	—
Total net sales	$408	$11	$419	$325	$37	$362

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
Zenuity, Inc and Zenuity GmbH
Zenuity, a 50% ownership joint venture with Volvo Cars Corporation (VCC), was separated pursuant to definitive agreements between the Company and VCC, in order for each company to more effectively drive their respective strategies. As part of the transaction the Company paid approximately $37 million to Zenuity for 200 software engineers and two business units located in Germany and the US.
The Company applied the acquisition method of accounting to the Zenuity, Inc and Zenuity GmbH entities, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce. The recognized goodwill of $25 million recorded as part of this acquisition is included in the Electronics reportable segment and is not deductible for tax purposes. The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets, principally intangibles, and certain assumed liabilities. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess the purchase price allocation. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur.
Total Zenuity, Inc and Zenuity GmbH acquisition related costs were approximately $1 million for the period ended December 31, 2020.

The following table summarizes the estimated fair values of identifiable acquired assets and assumed liabilities:

Assets	As of July 1, 2020
Cash and cash equivalents	$4
Receivable, net	12
Property, plant and equipment, net	3
Operating lease right-of-use assets	8
Goodwill	25
Total assets	$52
Tax payable	2
Accrued liabilities	3
Operating lease non-current liabilities	10
Total liabilities	$15
Net assets acquired	$37

Note 5. Divestiture and held for sale
VBS
In 2019, the Company started exploring strategic options for its non-core business in the Brake Systems segment. In the first quarter of 2020, management committed and approved a plan to sell VBS. The business and its associated assets and liabilities met the criteria for presentation as held for sale as of March 31, 2020 and were required to be adjusted to the lower of fair value less cost to sell or carrying value. This resulted in an impairment charge of approximately $144 million which was recorded within Loss on divestiture and assets impairment charges, net on the unaudited Condensed Consolidated Statements of Operations during the period ended March 31, 2020. The impairment was measured using third party sales pricing to determine fair values of the assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy as defined in ASC 820, "Fair Value Measurement." The assets and liabilities associated with the transaction were separately classified as held for sale during 2020 and depreciation of these long-lived assets ceased during first half of 2020. The divestiture did not meet the criteria for presentation as a discontinued operation.
On August 10, 2020 Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF. The aggregate purchase price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement. The transaction closed during third quarter 2020 and no additional gain or loss was recognized.
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

Note 6. Debt
The Company’s short and long-term debt consists of the following:

	As of
(Dollars in millions)	March 31, 2021	December 31, 2020
Short-Term Debt:
Short-term borrowings	$4	$4
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	172	170
Other long-term borrowings	7	7
Total Debt	$183	$181
Short-Term Debt:
Short-term debt is included in Other current liabilities in the Condensed Consolidated Balance Sheet.
Long-Term Debt:
Other long-term borrowings
Other long-term borrowings are included in Other non-current liabilities in the Condensed Consolidated Balance Sheet.
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
The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of
(Dollars in millions)	March 31, 2021	December 31, 2020
Principal amount (face value)	$207	$207
Unamortized issuance cost	(3)	(4)
Unamortized debt discount	(32)	(33)
Net Carrying value	$172	$170
The Company recognized total interest expense related to the Notes of $4 million and $4 million for the three months ended March 31, 2021 and 2020, respectively, in the unaudited Condensed Consolidated Statements of Operations.
The estimated fair value of the Notes was $269 million as of March 31, 2021. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 8 "Fair Value Measurements".

Note 7. Restructuring Activities
The Company is undertaking various restructuring activities related to its Market Adjustment Initiatives program to achieve its strategic and financial targets and plans. These restructuring activities include, but are not limited to, consolidation of available capacity and resources along with production, engineering and administrative cost structure realignments. The Company expects to finance restructuring activities through its cash on hand and cash generated from operations.
Restructuring costs are recorded as elements of a plan as they become finalized and approved where the timing of the activities and the amount of related costs are not expected to change materially. Such costs are estimated based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a relatively short time frame such that changes to the plan are expected to be immaterial. Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.
During the first quarter of 2021, the Company announced certain restructuring activities impacting certain engineering and administrative functions to further align the Company's resources with its core product technologies and customers. During the three month period ended March 31, 2021, the Company recorded restructuring expenses of $2 million. The Company recorded zero in restructuring expenses for the three month period ended March 31, 2020. The payback on such restructuring expenses is expected to be less than one year.

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
Assets which are valued at net asset value per share ("NAV"), or its equivalent, as a practical expedient are reported outside the fair value hierarchy but are included in the total assets for reporting and reconciliation purposes.
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of March 31, 2021 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying obligation and no swaps have a maturity beyond six months. All derivatives are recognized in the unaudited condensed consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheet. The notional value of the derivatives not designated as hedging instruments was $138 million as of March 31, 2021 and $179 million as of December 31, 2020. As of March 31, 2021, derivatives not designated as hedging instruments was an asset of $2 million, and as of December 31, 2020, the derivatives not designated as hedging instruments was a liability of $1 million. There were no derivatives designated as hedging instruments.

Gains and losses on derivative financial instruments reported in Other non-operating items, net in the unaudited Condensed Consolidated Statements of Operations, for the three months ended March 31, 2021 and 2020 were a gain of $3 million and $2 million, respectively.

Items Measured at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. VBS assets and liabilities classified as held for sale and the related impairment as of March 31, 2020, were measured using third party sales pricing to determine fair values of the assets. See Note 5 "Divestiture and held for sale" for additional information.

Note 9. Income Taxes
During the three month periods ended March 31, 2021 and 2020, the Company recorded a tax expense of $4 million and $23 million, respectively. For the three month periods ended March 31, 2021 and March 31, 2020, discrete items, net were zero and an expense of $21 million, respectively. The discrete item in the three month period ended March 31, 2020 was primarily related to the tax impact of the divestiture of VNBS. Veoneer's effective tax rate differs from an expected statutory rate primarily due to losses in certain jurisdictions that are not benefited.
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
Note 10. Inventories
Inventories are stated at the lower of cost (according to first-in-first-out basis, "FIFO") and net realizable value. The components of inventories were as follows:

	As of
(Dollars in millions)	March 31, 2021	December 31, 2020
Raw materials	$112	$105
Work in progress	15	14
Finished products	47	51
Inventories	174	170
Inventory valuation reserve	(36)	(36)
Total inventories, net of reserve	$138	$134

Note 11. Equity Method Investment
As of March 31, 2021, the Company has two equity method investments.
Zenuity
On April 2, 2020, the Company entered into a non-binding agreement with VCC to separate Zenuity, a 50% ownership joint venture with VCC in order for each company to drive their respective strategies more effectively. The parties entered into definitive agreements and effected the separation on July 1, 2020.

On July 1, 2020, the Company finalized the split of Zenuity. As part of the transaction the Company paid approximately $37 million to Zenuity for 200 software engineers and two business units located in Germany and the US. Veoneer acquired the right to use Zenuity's intellectual property for a total consideration of SEK 1,067 million (approximately $114 million) which was settled against dividend receivable of SEK 1,067 million (approximately $114 million). The remaining value of that equity investment is zero.

As the transaction was between the investor and investee, the Company did not recognize any gain from the transaction.

Following completion of the transaction, Veoneer and VCC continue to own 50% each of Zenuity AB. The joint venture was not dissolved as part of the transaction but continues as a holding company that owns the IP of Zenuity.
During the first quarter of 2021, the Company received a dividend of SEK 108 million (approximately $13 million) in cash (representing 50%, with the remainder received by VCC) from Zenuity. In addition, the Company received a dividend of SEK 1,067 million (approximately $127 million) which was settled net against Related party short-term and long-term debt related to Zenuity's intellectual property that Veoneer acquired the right to use as part of the separation of Zenuity.
During the first quarter of 2020, Veoneer contributed SEK 150 million (approximately $16 million) in cash (representing 50% of the total contribution, with the remainder made by VCC) into Zenuity to support its future operating cash flow needs.
AutotechFund I, L.P.

The Company has an investment interest with Autotech Fund I, L.P of less than 20% which is accounted for under the equity method as the Company’s beneficial ownership interest in Autotech is similar to partnership interest.
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of March 31, 2021 and December 31, 2020, Veoneer has contributed a total of $12 million to the fund. As of March 31, 2021 the Company has received a distribution of $3 million from the fund.
The carrying amounts reflected in the Condensed Consolidated Balance Sheet as of March 31, 2021 in equity method for the AutoTech approximates its fair value as of December 31, 2020, as this is the most recent information available to the Company at this time.
The profit and loss attributed to the investments is shown in the line item Gain (loss) from equity method investment in the unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity and AutoTech for the three month periods ended March 31, 2021 and 2020 was a gain of $7 million and a loss of $18 million, respectively.
As of March 31, 2021 and December 31, 2020, the Company’s equity investment in Zenuity and Autotech amounted to $17 million and $153 million, respectively, after consideration of foreign exchange rate movements. The value of Zenuity investment as of March 31, 2021 is zero.

Note 12. Accrued Expenses

	As of
(Dollars in millions)	March 31, 2021	December 31, 2020
Operating related accruals	$65	$70
Employee related accruals	86	102
Customer pricing accruals	18	20
Product related liabilities[1]	18	19
Other accruals	21	21
Total Accrued Expenses	$208	$232
1 As of March 31, 2021 and December 31, 2020, $9 million and $9 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.

Note 13. Retirement Plans
Defined Benefit Pension Plans
The Company’s net periodic benefit costs for plans for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Net periodic benefit cost	$1	$1
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
Note 14. Stock Incentive Plan
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
During the three months ended March 31, 2021 under the Company’s long-term incentive (LTI) program, certain employees received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs was 200,741 RSUs and 179,574 PSs at 100% target.
The RSUs granted will vest on the third anniversary of the grant date, subject to the grantee’s continued employment with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs and PSs granted in 2021 were calculated by using the closing stock price on the grant dates. The grant date fair value for the RSUs and PSs, granted in 2021 was $13 million.
PSs granted in 2021 will earn out during the first quarter of 2024, upon the Compensation Committee’s certification of achievement of the applicable performance goals. The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets. The performance target is the Company’s gross margin for the applicable performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.
Veoneer recognized total stock (RSUs, PS and Stock Options) compensation cost of $2 million and $2 million for the three month periods ended March 31, 2021 and 2020, respectively.
Note 15. Contingent Liabilities
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
Product Warranty, Recalls, and Intellectual Property
Veoneer is exposed to various claims for damages and compensation if its products fail to perform as expected. Such claims can be made, and result in costs and other losses to the Company, even where the product is eventually found to have functioned properly. Where a product (actually or allegedly) fails to perform as expected or is defective, the Company may face warranty and recall claims. Where such (actual or alleged) failure or defect results, or is alleged to result, in bodily injury and/or property damage, the Company may also face product liability and other claims. There can be no assurance that the Company will not experience material warranty, recall or product (or other) liability claims or losses in the future, or that the Company will not incur significant costs to defend against such claims. The Company may be required to participate in a recall involving its products. Each vehicle manufacturer has its own practices regarding product recalls and other product liability actions relating to its suppliers. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with recalls and product liability claims. Government safety regulators may also play a role in warranty and recall practices. A warranty, recall or product-liability claim brought against the Company in excess of its insurance may have a material adverse effect on the Company’s business. Vehicle manufacturers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. A vehicle manufacturer may attempt to hold the Company responsible for some, or all, of the repair or replacement costs of products when the product supplied did not perform as represented by the Company or expected by the customer. Accordingly, the future costs of warranty claims by customers may be material. However, the Company believes its established reserves are adequate. Veoneer’s warranty reserves are based upon the Company’s best estimates of amounts necessary to settle future and existing claims. The Company regularly evaluates the adequacy of these reserves, and adjusts them when appropriate. However, the final amounts actually due related to these matters could differ materially from the Company’s recorded estimates.
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
The table below summarizes the change in product related liabilities in the unaudited Condensed Consolidated Balance Sheet.

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Reserve at beginning of the period	$19	$15
Change in reserve	—	6
Cash payments	(1)	(3)
Reserve at end of the period	$18	$18
For the three month periods ended March 31, 2021 and 2020, cash paid primarily relates to warranty related issues. Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of March 31, 2021 and December 31, 2020, $9 million for both periods of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.

Note 16. Loss per share
Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per share for the three month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31
(Dollars in millions, except per share amounts)	2021	2020
Numerator:
Basic and diluted:
Net loss attributable to Veoneer	$(104)	$(233)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	111.70	111.47
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	111.70	111.47

Basic loss per share	$(0.93)	$(2.09)
Diluted loss per share	$(0.93)	$(2.09)
1 Shares in the diluted loss per share calculation represent basic shares due to the net loss.
In periods when the Company has a net loss, equity incentive awards are excluded from the Company's calculation of earnings per share as their inclusion would have an anti-dilutive effect. The Company excluded equity incentive awards of 840,168 and 443,168 shares for the three month periods ended March 31, 2021 and 2020, respectively from the diluted loss per share calculations.
The Company may settle the conversion of the Notes in cash, shares of the Company's common stock or any combination thereof at its election. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if the Company elected to settle the conversion wholly in shares. See Note 6 "Debt" for more information. Due to anti-dilutive effects, the Company excluded potential convertible shares due under the Notes of 9,277,305 for the three months periods ended March 31, 2021 and 2020 from the diluted loss per share calculations.

Note 17. Segment Information
Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker (CODM) in allocating resources and in assessing performance.
The Company has one reportable segment, which includes the Company’s electronics resources and expertise in passive safety electronics and active safety.
The Company previously had two operating segments - Electronics and Brake Systems. The Asian business of the Brake Systems segment was sold on February 3, 2020 and the majority of the Brake Systems business in North America was sold on August 10, 2020. The remaining Brake Systems business is no longer a reportable segment due to immateriality.
The accounting policies for the reportable segment are the same as those described in Note 2 "Summary of Significant Accounting Policies" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.

Loss Before Income Taxes	Three Months Ended March 31
(Dollars in millions)	2021	2020
Electronics	$(84)	$(94)
Brake Systems	—	(13)
Segment operating loss	(84)	(107)
Corporate and other	(20)	(15)
Loss on divestiture and assets impairment charge, net	—	(67)
Interest and other non-operating items, net	(3)	(1)
Gain (loss) from equity method investment	7	(18)
Loss before income taxes	$(100)	$(208)

Note 18. Relationship with Former Parent and Related Entities
Transactions with Related Parties
Veoneer and Autoliv entered into a Transition Services Agreement ("TSA") under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. The Company recognized less than $1 million of expense under the TSA for the three month periods ended March 31, 2020 and zero for the three month period ended March 31, 2021. The Company recognized less than $1 million of income under the TSA for the three month period ended March 31, 2020 and zero for the three month period ended March 31, 2021.
Throughout the periods covered by the unaudited condensed consolidated financial statements, Veoneer sold finished goods to Autoliv and Related Party sales amounted to $20 million and $18 million for the three month periods ended March 31, 2021 and 2020, respectively.
Related Party Balances
Amounts due to and due from related parties are summarized in the below table:

Related Party	As of
(Dollars in millions)	March 31, 2021	December 31, 2020
Related party receivable	$7	$9
Related party payables	1	2
Related party short-term debt	—	16
Related party long-term debt	—	115
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

Note 19. Factoring
The Company receives bank notes generally maturing within six months from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
For the three months ended March 31, 2021 and 2020, the Company has entered into arrangements with financial institutions and sold $39 million and $13 million, respectively, of trade receivables without recourse and $12 million and $17 million, respectively, of bank notes without recourse, which qualify as sales as all rights to the trade and notes receivable have passed to the financial institution.
As of March 31, 2021, the Company had $8 million of trade notes receivables, which remain outstanding and will mature within the second quarter of 2021. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Veoneer, Inc. (“Veoneer,” the “Company,” “we,” or “our”). This MD&A should be read in conjunction with the financial statements and accompanying notes to the financial statements included elsewhere herein, as well as the risk factors and other disclosures made in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021.
Introduction
The following MD&A is intended to help you understand the business operations and financial condition of the Company. This MD&A is presented in the following sections:
•Executive Overview
•COVID-19 and Semiconductor Supply Commentary
•2021 Outlook
•Trends, Uncertainties and Opportunities
•Market Overview
•Results of Operations
•Non-U.S. GAAP Financial Measures
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements and Other Matters
•Contractual Obligations and Commitments
•Significant Accounting Policies and Critical Accounting Estimates
Veoneer is a global leader in the design, development, manufacture, and sale of automotive safety electronics with a focus on innovation, quality and manufacturing excellence. The Company’s current product offerings include automotive radars, mono and stereo vision cameras, night vision systems, positioning systems, advanced driver assist systems ("ADAS") electronic control units, passive safety electronics (airbag control units and crash sensors), brake control systems and a complete ADAS software offering towards highly automated driving ("HAD") and eventually autonomous driving, through its recently formed software unit and brand Arriver. In addition, we offer driver monitoring systems, LiDAR sensors, RoadScape positioning and other technologies critical for HAD and automated driving ("AD") solutions by leveraging our partnership network and internally developed intellectual property. Veoneer is in the final planning phase for an organizational refinement which will drive Veoneer toward a product organization.
Executive Overview
Veoneer executed well in the quarter. Disruptions from semiconductor shortages, and our continued build up for growth, added extra costs which we were able to offset by efficiencies gained through our ongoing market adjustment initiatives (MAIs). This outcome puts us well on track to achieve our full year outlook first presented in early February. We are also on track to increase our order intake compared to 2020, with our main expected order awards scheduled for the second half of the year.
We took a cautious view to the LVP in the beginning of the quarter which proved to be basically correct. While global LVP growth was only slightly lower than IHS January forecast, the regional mix shifted significantly. LVP in North America and Europe which make up more than 75% of Veoneer's sales were down close to 14% and 3% respectively. China, which made up 28% of the LVP in the quarter, but only 13% of Veoneer sales, was up by 11%, all compared to IHS's expectation from the beginning of the quarter. Our content per vehicle as compared to the LVP is currently more than four times higher in Europe and North America than in China, therefore this geographic mix shift had a temporary adverse effect on our sales growth and gross margin.
The automotive industry is going through a turbulent period. The COVID-19 pandemic is ongoing in most regions, and we continue to put health and safety first. At the same time continued semiconductor supply constraints disrupted deliveries and the global supply chain. In conjunction with these developments the underlying demand for cars continues to be strong. To date we have managed this multifaceted development well, and I am pleased that we, despite the ongoing delivery disruptions, are able to reiterate our full year outlook and that the MAI's continue to have positive effects on our cost base. We anticipate that disruptions will continue during the second quarter and then gradually decrease, and as first mentioned in our fourth quarter earnings announcement, we therefore foresee the positive effects on our operating leverage from our sales growth mainly taking effect in the second half of the year.

Our collaboration with Qualcomm is progressing very well and Arriver, our new software business, has now started its operations. The technology development is according to our joint plans and the first Arriver perception and drive policy software is now running on the Qualcomm Snapdragon Ride platform, a true milestone. During the quarter the Polestar 2, which runs the current generation of Arriver software, became the number one car in Euro NCAP's safety test - another proof point that we are on track to create a leading global challenger for Active Safety systems and software.
These developments are the result of the strong execution of the entire Veoneer team and I would like to take this opportunity to thank all of Veoneer's associates for their focus and persistence in these volatile times.
COVID-19 and Semiconductor Supply Commentary
The COVID-19 pandemic continues to cause significant uncertainty in the global economy. This includes the automotive industry and the global LVP for 2021 and the upcoming years ahead, which are dependent on underlying consumer demand. Simultaneously and triggered by the COVID-19 pandemic, the automotive industry, like other industries dependent on semiconductors, is experiencing challenges in the supply of Semiconductors.
Our OEM customers continue to recover to more normal volumes, or higher than normal volumes in certain countries, and during the fourth quarter of 2020 and into 2021, we have returned to higher production levels as well. The health and safety of our associates continues to be our first priority, and we are taking the necessary actions to protect our associates, safeguard our operations and meet our customers' needs while managing through these unprecedented circumstances.
We are also working to minimize the impact from the supply constraints in semiconductors. Despite these efforts we expect these constraints to impact second quarter sales after which we believe a recovery will begin. Currently it is difficult to predict the pace of the second half recovery, but as underlying consumer demand continues to look strong we anticipate a strong if not full recovery during the second half of the year as vaccination programs eases the constraints from COVID-19 and the semiconductor industry starts to catch up with demand. These assumptions are taken into account in our full year 2021 outlook.
For 2021 and the upcoming years, the most important driver for Veoneer’s business is new customer and technology launches, which should drive significant outperformance as compared to the global LVP.
As noted in our 2020 full year results and first quarter 2021 results, in response to the pandemic, the Company continues to extend its MAIs to further mitigate the impact of the pandemic on its cash flow and operating results. As part of the MAIs the Company during the first quarter undertook certain restructuring activities, recording restructuring expenses of approximately $2 million, impacting certain engineering and administrative functions.
2021 Outlook
The macroeconomic environment remains very uncertain, mainly due to the global supply chain challenges created as a result of the COVID-19 pandemic. These global supply chain shortages have led multiple OEM customers to reduce their production schedules on short notice, which in turn makes the global LVP very difficult to forecast. Our indication for the second quarter of 2021 is that our organic sales (non-U.S. GAAP financial measure) are expected to out-perform the global LVP.
For the full year 2021, we expect our Organic Sales growth to exceed 25% and a currency translation, net increase of 3%, both as compared to 2020. Also for full year 2021, we estimate Active Safety organic sales growth to be approximately 45%. We anticipate positive leverage on this organic sales growth during 2021 to improve our gross margin, however, this leverage improvement is expected to be more weighted toward the second half of 2021.
The RD&E, net run rate is expected to be in the range of $110 to $120 million per quarter, while capital expenditures and depreciation are expected to be approximately $100 million and $115 million, respectively, for the full year 2021. As a result of these underlying assumptions, we expect our operating loss for the full year 2021 to improve as compared to 2020, and we expect our cash balance to be more than $400 million at 2021 year-end. We also expect our operating loss and cash flow performance to improve sequentially during 2021.
Veoneer expects its order intake to increase in 2021 as compared to 2020.

Trends, Uncertainties and Opportunities
Trend toward Collaborative Driving
The environment around us continues to change rapidly and we currently see a shift across the automotive and autotech industries. The industry developments during 2020 have further strengthened the trend toward advanced driver support - Collaborative Driving - and away from fully autonomous cars for the consumer based vehicle mass market.
New technologies, creating new levels of interaction and driver support are starting to revolutionize driving, but we also see the driver being actively involved for many years to come. While the industry refers to “Level 2+” or even "Level 2++" Veoneer calls this Collaborative Driving, and includes any SAE level of automation. Currently there are renewed initiatives in the industry for Level 3 conditional automation where the driver for certain periods of time can be out of loop, but has to be ready to take control of the vehicle at any time. At the same time there is a growing realization that the introduction of truly self-driving cars will likely take longer and be more expensive than previously anticipated. This fundamental insight opens up new opportunities for companies, including Veoneer, but it also requires adjusting the priorities of resources. As such, we believe that the market will stay mainly focused on Level 1-Level 2+ and Level 3 autonomous driving solutions for the next decade however, while we see a continued strong drive toward more automation and driver support, the recent developments of the COVID-19 pandemic, and perhaps ongoing impact, could affect the evolution of ADAS, Collaborative Driving and AD for consumer purchased light vehicles.
Global Regulatory and Test Rating Developments
Europe continues to take a proactive role in promoting or requiring Active Safety technologies. The European New Car Assessment Program (“NCAP”) continuously updates its test rating program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2030, as compared to 2020.
On June 26, 2020, the UNECE’s World Forum for Harmonization of Vehicle Regulations, announced the first binding international regulation on “level 3” vehicle automation. The new regulation marks an important step towards the wider deployment of automated vehicles to help realize a vision of safer, more sustainable mobility for all. Starting in January 2021 the regulation provides guidelines on the Automated Lane Keep System ("ALKS") feature, requires driver availability recognition systems, and a "black box" data storage system for AD. It also outlines requirements for emergency and minimal risk maneuvers and driver transition demand as well as cyber-security and software update protocols.
In May 2020, Euro NCAP announced that it was postponing the rollout of upcoming road map updates by one year (from 2022 to 2023 and from 2024 to 2025). This should help our industry to overcome the situation with respect to the COVID-19 pandemic, but it should not change the overall trend towards introduction of new roadmap requirements, which are just delayed by one year. We anticipate strong global sensor adoption rate increases (forward, side and rear) due to the European NCAP's push for crash avoidance, increased adoption rates due to growing demand around ADAS software features, volume growth due to redundant sensing concepts needed for higher levels of autonomy, potential opportunities in relation to compliance with cybersecurity and software updates and step-by-step increased demand for connectivity components as a result. The upcoming decade will be characterized by stepwise introduction of regulations which boost market of Active Safety and Automation, but also set thresholds for safety. At first minimal requirements for safety critical ADAS-features (e.g. AEB) will become mandatory, continuing with framework for advanced features in highway applications (Physical Tests + Real World Test Drive + Audit) and following by regulations enabling use of higher level automation (e.g. L4 shuttles). In parallel we will face increasing regulatory requirements for cybersecurity and software updates in order to reflect advancing digitalization and connectivity.
In several regions the legal enabling for introduction of new technologies happens as exceptional procedure on national level. However recently we observe increasing willingness of legislators from US and Asia to contribute on global regulatory framework for AV-technologies. This means that on one hand, the agreement on minimal common base requirements for the industry will take a longer time and therefore may postpone introduction of regulations. On the other hand, the harmonization with base requirements would help the industry while a more active position from China may help to pull forward some safety critical ADAS technologies which are not yet considered as relevant for regulation in EU and Japan (e.g. Blind Spot or Night Vision).

Market Overview

Millions (except where specified) IHS as of April 16, 2021	Light Vehicle Production by Region - 2021
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
First Quarter 2021	5.4	2.1	3.0	4.0	4.6	0.5	19.6
Change vs. 2020	78.7%	(4.5)%	9.8%	(4.2)%	(0.9)%	(0.4)%	13.6%
For the first quarter of 2021, the global light vehicle production (according to IHS) declined by approximately 0.5% mainly due to the global outbreak of the COVID-19 Pandemic. Every major vehicle producing geography was still impacted by the Pandemic including: China 10.9%, Europe (2.6)%, South Korea 0.7%, North America (11.5)% and Japan (4.2)%.
Results of Operations
Three Months Ended March 31, 2021 as compared to Three Months Ended March 31, 2020
The following analysis illustrates Veoneer’s overall and by segment performance for the three months ended March 31, 2021 and 2020 along with components of change as compared to the prior year.
Net Sales by Product
The following tables illustrate Veoneer’s consolidated net sales by product for the three months ended March 31, 2021 and 2020 along with components of change as compared to the prior year.

Net Sales	Three Months Ended March 31				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2021	2020	US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	$	$	%	$	%	$	%	$	%
Restraint Control Systems	189	162	27	17	8	5	—	—	19	11
Active Safety	206	163	43	27	14	8	—	—	29	18
Brake Systems	11	37	(26)	(71)	—	—	(24)	(65)	(2)	(17)
Other	$13	$—	$13	—	$—	—	$—	—	$13	—
Total	$419	$362	$57	16%	$22	6%	$(24)	(7)%	$59	17%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Veoneer’s net sales for the quarter of $419 million increased by 16% compared to the same quarter in 2020. The organic sales1 grew by 17% and the net currency translation effects were positive by 6%, which was essentially offset by the effect from the divestiture of the VNBS brake business in 2020. Given the regional LVP mix during the quarter, organic sales development was in line with our own expectations. Veoneer outperformed the LVP in all regions.
According to IHS Markit, the global LVP increased approximately 14% for the quarter as compared to 2020. This increase, was driven by China and is a reflection of the early outbreak of COVID-19 in 2020, which affected the rest of the world mainly during Q2, 2020. China's YoY growth was 79%, or 2.4 million vehicles.
Restraint Control Systems - Net sales for the quarter of $189 million increased by 17% as compared to 2020. The organic sales growth of 11%, was primarily driven by China, but all regions saw organic sales growth as a result of new program launches during the second half of 2020.
Active Safety - Net sales for the quarter of $206 million increased by 27% as compared to 2020. The increase was primarily driven by the organic sales increase of 18%. The strong growth was primarily driven by new and recent program launches across the product portfolio particularly in China and Japan and also in Europe.
Strong volume demand for mono, stereo and thermal camera systems, radar and ADAS ECUs on several models, and across multiple customers drove the increase in organic sales. This CPV and volume growth was to a small extent offset by the negative effect of the continued phase-out of mono-vision programs with BMW.
Brake Systems and Other - The combined net sales for the quarter of $24 million declined by $13 million as compared to 2020. This decline was mainly attributable to the VNBS-Asia Brake Systems divestiture in 2020. The Brake Systems sales of $11 million are related to the Honda legacy business and $13 million of Other sales are Brake ECUs to ZF, which partly offset the divestiture effect.

Electronics Segment	Three Months Ended March 31						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2021		2020		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	$408		$325		$83	26%	$22	7%	$61	19%
Operating Loss / Margin	$(84)	(20.7)%	$(94)	(29.0)%	$10
Segment EBITDA1 / Margin	$(57)	(13.8)%	$(72)	(22.2)%	$15
Associates	7,354		7,178		176
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - Net sales for the Electronics segment increased by $83 million to $408 million for the quarter as compared to 2020. This sales increase was mainly due to the organic sales1 increase in Restraint Control Systems and Active Safety of $19 million and $29 million, respectively.
Operating Loss - Operating loss for the Electronics segment of $84 million for the quarter decreased by $10 million as compared to 2020. This decrease is mainly due to the RD&E, net underlying improvement related to lower gross costs.
EBITDA1 - EBITDA loss for the Electronics segment decreased by $15 million to negative $57 million for the quarter as compared to 2020. This change is mainly due to the operating loss improvement for the segment.
Associates - Associates, net in the Electronics segment increased by 176, net to 7,354 as compared to 2020, mainly due to a net increase in direct associates of more than 169.
Deliveries - Deliveries during the quarter were 3.7 million units for Restraint Controls Systems and 2.3 million units for Active Safety.

Corporate and Other	Three Months Ended March 31
(Dollars in millions, except where specified)	2021		2020		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	$11		$—		$11
Operating Loss / Margin	$(20)	(183)%	$(15)	—%	$(5)
EBITDA1 / Margin	$(19)	(178)%	$(15)	—%	$(4)
Associates	158		42		116
1 Non-U.S. GAAP measure reconciliation for EBITDA
Net Sales - Net Sales of $11 million for the first quarter reflects the legacy Honda Brake Systems business after the VBS-US divestiture.
Associates - Associates, net increased by 116 to 158 for the quarter as compared to 2020 due to the associates now included in Corporate and Other related to supporting the legacy Honda Brake Systems business.
Operating Loss and EBITDA1 - Operating and EBITDA loss of $19 million increased by $4 million mainly due to associate related costs in the quarter as compared to 2020.

Veoneer Performance

Income Statement	Three Months Ended March 31
(Dollars in millions, except per share data)	2021		2020
	$	%	$	%	Change
Net sales	$419		$362		$57
Cost of sales	(363)	(86.6)%	(309)	(85.5)%	(54)
Gross profit	$56	13.4%	$53	14.6%	$3
Selling, general & administrative expenses	(39)	(9.5)%	(44)	(12.2)%	5
Research, development & engineering expenses, net	(117)	(27.9)%	(131)	(36.2)%	14
Amortization of intangibles	(2)	(0.4)%	(1)	(0.3)%	(1)
Other income, net	(2)	(0.5)%	1	0.3%	(3)
Operating loss	$(104)	(24.9)%	$(122)	(33.7)%	$18
Loss on divestiture and assets impairment charge, net	—	0.0%	(67)	(18.5)%	67
Gain (loss) from equity method investments	7	1.7%	(18)	(5.0)%	25
Interest income	1	0.2%	4	1.1%	(3)
Interest expense	(5)	(1.2)%	(5)	(1.4)%	—
Other non-operating items, net	1	0.3%	—	0.0%	1
Loss before income taxes	$(100)	(23.9)%	$(208)	(57.5)%	$108
Income tax benefit (expense)	(4)	(1.0)%	(23)	(6.4)%	19
Net loss[1]	$(104)	(24.9)%	$(231)	(63.8)%	$127
Less: Net gain (loss) attributable to non-controlling interest	—	0.0%	2	(0.6)%	(2)
Net loss attributable to controlling interest	$(104)	(24.9)%	$(233)	(64.4)%	$129
Net loss per share – basic[2]	$(0.93)		$(2.09)		$1.16
Weighted average number of shares outstanding [2]	111.70		111.47		0.23
1 Including Corporate and other sales.
2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - Gross profit for the quarter of $56 million was $3 million higher as compared to 2020. The positive volume effects, which drove the organic sales growth, were partly mitigated by higher costs related to supply constraints of approximately $5 million. The VNBS divestiture impact was $(4) million and the currency impact was $3 million
Operating Loss - Operating loss for the quarter of $104 million decreased by $18 million as compared to 2020. Net currency effects were $(7) million and the VNBS divestiture impact was $(1) million.
RD&E, net of $117 million decreased by $14 million for the quarter as compared to 2020, mainly as a result of lower costs for engineering, which were partly offset by higher cost for the incorporation of Zenuity employees in July 2020 and VNBS divestiture impact of $1 million.
The SG&A expense of $39 million for the quarter decreased by around $5 million as compared to 2020, mainly due to lower costs for professional services, and VNBS divestiture impact of $1 million.
RD&E and SG&A expenses both continued to decrease as a result of the efficiencies gained under our on-going MAIs.
Net Loss - Net loss for the quarter of $104 million improved by $127 million as compared to 2020 primarily due to the net loss of $67 million from the divestiture of Brake Systems in 2020, the improved operating loss, lower tax expense and Zenuity costs in 2020.
The interest, net and other non-operating items, net combined for the quarter were $2 million worse as compared to 2020, mainly due to a lower cash balance and a decline in interest rates.
Income tax expense of $4 million for the quarter was $19 million lower as compared to 2020. This decrease is mainly due to discrete tax expense of $21 million in 2020 related to the divestiture of VNBS.

Loss per Share - The loss per share of $0.93 for the quarter improved by $1.16 per share as compared to a loss of $2.09 per share in the same quarter in 2020.
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

Reconciliations of U.S. GAAP to Non-U.S. GAAP Financial Measures

Net Loss to EBITDA	Three Months Ended March 31		Last 12 Months	Full Year 2020
Dollars in millions	2021	2020
Net Loss	$(104)	$(231)	$(417)	$(544)
Loss on divestiture and assets impairment charge, net	—	67	24	91
Depreciation and amortization	29	23	109	103
(Gain)/ loss from equity method investment	(7)	18	14	39
Interest and other non-operating items, net	2	1	18	16
Income tax expense (benefit)	4	23	12	32
EBITDA	$(76)	$(99)	$(240)	$(263)

Segment EBITDA to EBITDA	Three Months Ended March 31		Last 12 Months	Full Year 2020
Dollars in millions	2021	2020
Electronics	$(57)	$(72)	$(152)	$(167)
Brake Systems	—	(12)	(23)	(35)
Segment EBITDA	$(57)	$(84)	$(175)	$(202)
Corporate and other	(19)	(15)	(65)	(61)
EBITDA	$(76)	$(99)	$(240)	$(263)

Working Capital to Net Working Capital	March 31, 2021	March 31, 2020	December 31, 2020	December 31, 2019
Dollars in millions
Total current assets	$1,121	$1,407	$1,244	$1,649
less Total current liabilities	527	507	587	591
Working Capital	$594	$900	$657	$1,058
less Cash and cash equivalents	(645)	(970)	(758)	(859)
less Short-term debt	4	3	4	3
less Net of Assets and Liabilities held for sale	—	(19)	—	(199)
Net Working Capital	$(47)	$(86)	$(97)	$3

Cash Flow before Financing Activities	Three Months Ended March 31		Last 12 Months	Full Year 2020
Dollars in millions	2021	2020
Net cash provided by (used in) Operating Activities	$(110)	$(9)	$(293)	$(192)
Plus Net cash provided by (used in) Investing Activities	1	133	(47)	85
Cash flow before Financing Activities	$(109)	$124	$(340)	$(107)

Liquidity and Capital Resources
Liquidity
As of March 31, 2021, the Company had cash and cash equivalents and restricted cash of $644 million and $1 million, respectively.
The Company's primary source of liquidity is its existing cash balance of $644 million, which will primarily be used for ongoing working capital requirements and capital expenditures. The Company believes that its existing cash resources will be sufficient to support its current operations for at least the next twelve months.

The Company has no material obligations other than short-term obligations related to operations, inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.
Autotech - On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of March 31, 2021, Veoneer contributed a total of $12 million to the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the partnership.
Zenuity - During the first quarter of 2021, the Company received a dividend of SEK 108 million (approximately $13 million) in cash (representing 50%, with the remainder received by VCC) from Zenuity. In addition, the Company received a dividend of SEK 1,067 million (approximately $127 million) which was settled net against Related party short-term and long-term debt related to Zenuity's intellectual property that Veoneer acquired the right to use during the Zenuity split.
Cash Flows

Selected Cash flow items	Three Months Ended March 31
(Dollars in millions, except where specified)	2021	2020
Net working capital [1]	$(47)	$(86)
Net cash used in operating activities	$(110)	$(9)
Capital expenditures	$(12)	$(27)
Equity method investments	$13	$(16)
Net cash provided by (used in) investing activities	$1	$133
Cash flow before financing activities [1]	$(109)	$124
Net cash provided by (used in) financing activities	$2	$(7)
1 Non-U.S. GAAP measure, see reconciliation above
Days receivables outstanding, outstanding receivables relative to average daily sales was 55 days for March 31, 2021, as compared to 49 days at March 31, 2020. This increase is mainly due sharp increase in organic sales in the first quarter of 2021. Days inventory outstanding, outstanding inventory relative to average daily sales, remained flat at 30 days as compared to March 31, 2021. Both of these results reflect the Company's continued strong working capital management.
Net cash used in operating activities - Net cash used in operating activities of $110 million during the first quarter was $101 million higher as compared to 2020. The change was mainly due to changes in net working capital,which was partially offset by the improvement in EBITDA.
Net cash used in investing activities - Net cash provided in investing activities of $1 million came from capital expenditures of $12 million, offset by a dividend payment of $13 million from the final settlement of the Zenuity JV separation.
Cash flow before financing activities1 - The cash flow before financing activities of $(109) million for the first quarter decreased from $124 million as compared to 2020. This was primarily due to the proceeds from the VNBS divestiture of $176 million in 2020 and the change in net working capital.
Net Working Capital1 - Net working capital for the first quarter of $(47) million was a $50 million increase as compared to the fourth quarter 2020, mainly due to a $20 million tax payment related to the VNBS-Asia divestiture, higher inventories net and incentive payouts.
Capital Expenditures - Capital expenditures of $12 million for the first quarter decreased by $15 million as compared to 2020 mainly due to lower investments in facility expansions.
Cash and cash equivalents - The Company had cash and cash equivalents of $645 million, which decreased by $113 million during the first quarter mainly due to the operating cash flow.

Number of Associates

		March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
TOTAL		7,512	7,543	7,433	7,095	7,571
Whereof:	Direct Manufacturing	1,489	1,452	1,370	1,130	1,326
	RD&E	4,408	4,476	4,454	4,404	4,590
	Temporary	1,372	1,359	1,258	1,031	1,166
Associates, net decreased by 31 to 7,512 during the quarter as compared to 7,543 in the previous quarter.
The decrease was mainly attributable to a decrease in RD&E associates which was partly offset by an increase in direct labor. The RD&E decrease was a result of the ongoing Market Adjustment Initiatives, while the slight increase in direct labor was in support of the many on-going vehicle launches and volume ramp ups that Veoneer is currently undertaking.
Compared to March 31, 2020 the total number of associates decreased by 59. In support of increased production volumes direct manufacturing associates increased by 163, while RD&E staff decreased by 182 as a part of our ongoing market adjustment program. The increase in temporary associates was mainly related to an increase in production staff resulting from the reduced production in Q1 2020 due to COVID-19.
Significant Legal Matters
For discussion of legal matters we are involved in, see Note 15 "Contingent Liabilities", to the condensed consolidated financial statements included herein.
Off-Balance Sheet Arrangements and Other Matters
The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial position, results of operations or cash flows.
Contractual Obligations and Commitments
There have been no significant changes to the contractual obligations and commitments disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Significant Accounting Policies and Critical Accounting Estimates
See Note 2 “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2021, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
For a description of our material legal proceedings, see Note 15 Contingent Liabilities – Legal Proceedings to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors below and also those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
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

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (filing date May 29, 2019).

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 28, 2021
VEONEER, INC.
(Registrant)

By:	/s/ Ray Pekar
Ray Pekar
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)