Form 10-Q
period 2021-06-30
Veoneer, Inc.
filed 2021-07-23
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No:  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of July 16, 2021, there were 111,959,234 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
Exhibit index located on page 40

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

Veoneer, Inc.

Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Veoneer, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended June 30		Six Months Ended June 30
		2021	2020	2021	2020
Net sales	Note 3	$398	$184	$816	$546
Cost of sales		(336)	(181)	(698)	(490)
Gross profit		62	3	118	56
Selling, general and administrative expenses		(41)	(38)	(81)	(82)
Research, development and engineering expenses, net		(108)	(44)	(224)	(175)
Amortization of intangibles		(2)	(1)	(4)	(3)
Other income, net		(3)	16	(5)	18
Operating loss		(92)	(64)	(196)	(186)
Loss on divestiture and assets impairment charge, net	Note 5	—	—	—	(67)
Gain (loss) from equity method investment	Note 11	1	(19)	8	(38)
Interest income		1	3	1	7
Interest expense		(5)	(5)	(10)	(10)
Other non-operating items, net		(1)	(3)	1	(1)
Loss before income taxes	Note 17	(96)	(88)	(196)	(295)
Income tax expense	Note 9	(4)	(2)	(9)	(26)
Net loss		(100)	(90)	(205)	(321)
Less: Net income attributable to non-controlling interest		—	—	—	1
Net loss attributable to controlling interest		$(100)	$(90)	$(205)	$(322)

Net loss per share - basic and diluted	Note 16	$(0.89)	$(0.80)	$(1.83)	$(2.89)

Weighted average number of shares outstanding (in millions)		111.84	111.58	111.77	111.52
Weighted average number of shares outstanding, assuming dilution (in millions)		111.84	111.58	111.77	111.52
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net loss	$(100)	$(90)	$(205)	$(321)
Other comprehensive loss, before tax:
Change in cumulative translation adjustment	5	18	(10)	(3)
Pension liability	—	—	—	1
Other comprehensive income (loss), before tax	5	18	(10)	(2)
Other comprehensive income (loss), net of tax	5	18	(10)	(2)
Comprehensive loss	(95)	(72)	(215)	(323)
Less: Comprehensive income attributable to non-controlling interest	—	—	—	1
Comprehensive loss attributable to controlling interest	$(95)	$(72)	$(215)	$(324)
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents		$555	$758
Restricted cash		1	—
Receivables, net		257	292
Inventories, net	Note 10	157	134
Related party receivables	Note 18	8	9
Prepaid expenses and other contract assets		44	36
Other current assets		13	15
Total current assets		1,035	1,244
Property, plant and equipment, net		403	431
Operating lease right-of-use assets		85	89
Equity method investment	Note 11	18	153
Goodwill		318	317
Intangible assets, net		18	21
Deferred tax assets		5	6
Other non-current assets		18	27
Total assets		$1,900	$2,288
Liabilities and equity
Accounts payable		$262	$257
Related party payables	Note 18	1	2
Accrued expenses	Note 12	200	232
Income tax payable		7	25
Related party short-term debt	Note 18	—	16
Other current liabilities		60	55
Total current liabilities		530	587
4.00% Convertible Senior Notes due 2024	Note 6	174	170
Related party long-term debt	Note 18	—	115
Pension liability	Note 13	20	20
Deferred tax liabilities		12	12
Operating lease non-current liabilities		69	71
Finance lease non-current liabilities		46	46
Other non-current liabilities		19	28
Total non-current liabilities		340	462
Equity
Common stock (par value $1.00, 325 million shares authorized, 111 million shares and 112 million shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)		112	111
Additional paid-in capital		2,354	2,349
Accumulated deficit		(1,431)	(1,226)
Accumulated other comprehensive income/ (loss)		(5)	5
Total equity		1,030	1,239
Total liabilities and equity		$1,900	$2,288
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Six months ended June 30, 2021
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at beginning of period	$111	$2,349	$(1,226)	$5	$1,239
Net loss	—	—	(205)	—	(205)
Foreign currency translation	—	—	—	(10)	(10)
Stock based compensation expense	—	5	—	—	5
Issuance of common stock	1	—	—	—	1
Balance at end of period	$112	$2,354	$(1,431)	$(5)	$1,030

	Six months ended June 30, 2020
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$111	$2,343	$(681)	$(44)	$89	$1,818
Net loss	—	—	(322)	—	1	(321)
Foreign currency translation	—	—	—	—	1	1
Stock based compensation expense	—	4	—	—	—	4
Business divestiture	—	—	—	3	(91)	(88)
Balance at end of period	$111	$2,347	$(1,003)	$(41)	$—	$1,414

Veoneer, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Six Months Ended June 30
	2021	2020
Operating activities
Net loss	$(205)	$(321)
Depreciation and amortization	57	46
Gain on divestitures	—	(77)
Assets impairment charge	—	144
Undistributed (gain) loss from equity method investments	(8)	38
Stock-based compensation	5	4
Deferred income taxes	—	(1)
Other, net	4	(9)
Change in operating assets and liabilities:
Receivables, gross	33	50
Accrued expenses	(22)	22
Related party receivables and payables, net	—	2
Accounts payable	9	(86)
Prepaid expenses and other contract assets	(9)	29
Inventories, gross	(32)	14
Income taxes	(15)	21
Other current assets and liabilities, net	4	8
Net cash used in operating activities	(179)	(116)

Investing activities
Proceeds from divestitures	—	176
Capital expenditures	(30)	(51)
Equity method investment	12	(26)
Net cash provided by investing activities	(18)	99

Financing activities
Dividend paid to non-controlling interest	—	(5)
(Payments for) proceeds from long-term debt	1	(1)
(Payments for) proceeds from short-term debt	(2)	15
Proceeds from exercise of stock options	1	—
Net cash (used in) provided by financing activities	—	9
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Increase (decrease) in cash and cash equivalents and restricted cash	(202)	(8)
Cash and cash equivalents and restricted cash at beginning of period	758	859
Cash and cash equivalents and restricted cash at end of period	$556	$851
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
Divestiture of Veoneer Nissin Brake System ("VNBS")
On October 30, 2019, Veoneer signed definitive agreements to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ"), entities that comprise VNBS to its joint venture partner Nissin-Kogyo Co., Ltd. (“Nissin Kogyo”) and Honda Motor Co., Ltd. The aggregate purchase price was $176 million. The divestiture of VNBJ and VNBZ was structured as two separate transactions each of which was completed on February 3, 2020, and the VNBS joint venture was terminated. See Note 5 "Divestiture and held for sale" for additional information.
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
Restricted Cash
Restricted cash represents amounts designated for uses other than current operations and $1 million of Restricted cash related to cash collateral for other corporate purposes as of June 30, 2021.
Concentration of Credit Risk
A substantial majority of the Company’s trade receivables are derived from sales to Original Equipment Manufactures ("OEMs"). For the three and six months ended June 30, 2021, the Company’s four largest customers accounted for 44% and 46% of net sales, respectively, and for the three and six months ended June 30, 2020, the Company’s four largest customers accounted for 55% and 59% of net sales, respectively. Additionally, as of June 30, 2021 and December 31, 2020, these four largest customers accounted for 33% and 40% of the Company’s accounts receivables, respectively. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. The Company believes that credit risks are moderated by the financial stability of the Company’s major customers.

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

Note 3. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary region and products.
Net Sales by Region

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$100	$—	$100	$59	$—	$59
Americas	114	13	127	43	5	48
Europe	171	—	171	77	—	77
Total net sales	$385	$13	$398	$179	$5	$184
Net Sales by Region

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$198	$—	$198	$117	$24	$141
Americas	245	24	$269	160	19	$179
Europe	349	—	349	226	—	226
Total net sales	$792	$24	$816	$503	$43	$546
Net Sales by Products

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$175	$—	$175	$100	$—	$100
Active Safety products	197	—	197	79	—	79
Brake Systems	—	13	13	—	5	5
Other	13	—	13	—	—	—
Total net sales	$385	$13	$398	$179	$5	$184
Net Sales by Products

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$364	$—	$364	$262	$—	$262
Active Safety products	402	—	402	241	—	241
Brake Systems	—	24	24	—	43	43
Other	26	—	26	—	—	—
Total net sales	$792	$24	$816	$503	$43	$546
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
Zenuity, Inc and Zenuity GmbH
Zenuity AB, a 50% ownership joint venture with Volvo Cars Corporation (VCC), was separated pursuant to definitive agreements between the Company and VCC, in order for each company to more effectively drive their respective strategies. As part of the transaction the Company paid approximately $37 million to Zenuity for 200 software engineers and two business units located in Germany and the US.
The Company applied the acquisition method of accounting to the Zenuity, Inc and Zenuity GmbH entities, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce. The recognized goodwill of $25 million recorded as part of this acquisition is not deductible for tax purposes. The opening balance sheet is based on final assessment of the fair values of certain acquired assets, principally intangibles, and certain assumed liabilities. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurements, to assess the purchase price allocation. As the Company finalizes the fair value of the acquired assets and assumed liabilities, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur.
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

Note 6. Debt
The Company’s short and long-term debt consists of the following:

	As of
(Dollars in millions)	June 30, 2021	December 31, 2020
Short-Term Debt:
Short-term borrowings	$4	$4
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	174	170
Other long-term borrowings	7	7
Total Debt	$185	$181
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
The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of
(Dollars in millions)	June 30, 2021	December 31, 2020
Principal amount (face value)	$207	$207
Unamortized issuance cost	(3)	(4)
Unamortized debt discount	(30)	(33)
Net Carrying value	$174	$170
The Company recognized total interest expense related to the Notes of $5 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, and $9 million and $8 million for the six months ended June 30, 2021 and 2020, respectively, in the unaudited Condensed Consolidated Statements of Operations.
The estimated fair value of the Notes was $263 million as of June 30, 2021. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 8 "Fair Value Measurements".

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
During the first quarter of 2021, the Company announced certain restructuring activities impacting certain engineering and administrative functions to further align the Company's resources with its core product technologies and customers. During the three and six month period ended June 30, 2021, the Company recorded restructuring expenses of $2 million and $3 million, respectively. The Company recorded zero in restructuring expenses for the three and six month period ended June 30, 2020. The payback on such restructuring expenses is expected to be less than one year.
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
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of June 30, 2021 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying obligation and no swaps have a maturity beyond six months. All derivatives are recognized in the unaudited condensed consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheet. The notional value of the derivatives not designated as hedging instruments was $223 million as of June 30, 2021 and $179 million as of December 31, 2020. As of June 30, 2021, derivatives not designated as hedging instruments was an asset of $3 million, and as of December 31, 2020, the derivatives not designated as hedging instruments was an asset of $1 million. There were no derivatives designated as hedging instruments.

Gains and losses on derivative financial instruments reported in Other non-operating items, net in the unaudited Condensed Consolidated Statements of Operations, for the three months ended June 30, 2021 and 2020, were a gain of $2 million and a loss of less than $1 million, respectively, and for the six months ended June 30, 2021 and 2020, were a gain of $4 million and a gain of $2 million, respectively.
Items Measured at Fair Value on a Non-Recurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets and settlements of liabilities, as observable inputs are not available. The Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the expected life of the long-lived assets. VBS assets and liabilities classified as held for sale and the related impairment as of June 30, 2020 were measured using third party sales pricing to determine fair values of the assets. See Note 5 "Divestiture and held for sale" for additional information.

Note 9. Income Taxes
The income expense for the three and six month periods ended June 30, 2021 was $4 million and $9 million, respectively. The income expense for three and six month periods ended June 30, 2020 was $2 million and $26 million, respectively. There were no discrete items in the three and six month periods ended June 30, 2021. Discrete items, net were a benefit of $1 million and expense of $20 million for the three and six month periods ended June 30, 2020, respectively. The discrete item in the six month period ended June 30, 2020 was primarily related to the tax impact of the divestiture of VNBS. Veoneer's effective tax rate differs from an expected statutory rate primarily due to the discrete item and losses in certain jurisdictions that are not benefited.
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
Note 10. Inventories
Inventories are stated at the lower of cost (according to first-in-first-out basis, "FIFO") and net realizable value. The components of inventories were as follows:

	As of
(Dollars in millions)	June 30, 2021	December 31, 2020
Raw materials	$128	$105
Work in progress	18	14
Finished products	53	51
Inventories	199	170
Inventory valuation reserve	(42)	(36)
Total inventories, net of reserve	$157	$134
Note 11. Equity Method Investment
As of June 30, 2021, the Company has two equity method investments.
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
Following completion of the transaction, Veoneer and VCC continue to each own 50% of Zenuity AB. The joint venture was not dissolved as part of the transaction but continues as a holding company that owns the Zenuity's intellectual property.
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
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of June 30, 2021 and December 31, 2020, Veoneer has contributed a total of $13 million to the fund. As of June 30, 2021 the Company has received a distribution of $3 million from the fund.
The carrying amounts reflected in the Condensed Consolidated Balance Sheet as of June 30, 2021 in equity method for the AutoTech approximates its fair value as of March 31, 2021, as this is the most recent information available to the Company at this time.
The profit and loss attributed to the investments is shown in the line item Gain (loss) from equity method investment in the unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity and AutoTech for the three and six month periods ended June 30, 2021 was a gain of $1 million and of $8 million, respectively. Veoneer’s share of Zenuity and AutoTech for the three and six month periods ended June 30, 2020 was a loss of $19 million and $38 million, respectively.
As of June 30, 2021 and December 31, 2020, the Company’s equity investment in Zenuity and Autotech amounted to $18 million and $153 million, respectively, after consideration of foreign exchange rate movements. The value of Zenuity investment as of June 30, 2021 is zero.
Note 12. Accrued Expense

	As of
(Dollars in millions)	June 30, 2021	December 31, 2020
Operating related accruals	$62	$70
Employee related accruals	81	102
Customer pricing accruals	17	20
Product related liabilities[1]	18	19
Other accruals	22	21
Total Accrued Expenses	$200	$232
1 As of June 30, 2021 and December 31, 2020, $9 million and $9 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.

Note 13. Retirement Plans
Defined Benefit Pension Plans
The Company’s net periodic benefit costs for plans for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Service cost	$1	$1	$2	$2
Interest cost	1	1	1	1
Expected return on plan assets	(1)	(1)	(1)	(1)
Net periodic benefit cost	$1	$1	$2	$2
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
Note 14. Stock Incentive Plan
The Veoneer, Inc. 2018 and 2021 Stock Incentive Plan was established and effective on June 29, 2018 and May 10, 2021, respectively, to govern the Company’s stock-based awards that will be granted in the future. The Veoneer, Inc. 2018 and 2021 Stock Incentive Plan authorizes the grant of 3 million and 13 million shares, respectively, of Veoneer common stock for future equity awards to Veoneer employees and non-employee directors and authorizes up to 1.5 million additional shares to be used for the conversion of outstanding Autoliv stock awards in connection with the spin-off of the Company by Autoliv, Inc. on June 29, 2018 (the “Spin-Off”). Approximately 1 million shares were used for the conversion of the outstanding grants. As of May 10, 2021, all future awards will be granted under the 2021 Stock Incentive Awards and no further awards may be granted under the 2018 Stock Incentive Plan.
During the six months ended June 30, 2021 under the Company’s 2018 long-term incentive (LTI) program, certain employees received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs was 203,439 RSUs and 182,272 PSs at 100% target.
During the six months ended June 30, 2021 under the Company’s 2021 LTI program, certain non-employee directors received restricted stock units (RSUs) with dividend equivalent rights of 36,841.
The majority of the RSUs granted will vest on the third anniversary of the grant date, subject to the grantee’s continued employment with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs and PSs granted in 2021 were calculated by using the closing stock price on the grant dates. The grant date fair value for the RSUs and PSs, granted in 2021 was $14 million.
PSs granted in 2021 may be earned during the first quarter of 2024, upon the Compensation Committee’s certification of achievement of the applicable performance goals. The grantee may earn 0%-200% of the target number of PSs based on the Company’s achievement of specified targets related to the Company’s gross margin for the applicable performance period. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.
Veoneer recognized total stock (RSUs, PS and Stock Options) compensation cost of $3 million and $5 million for the three and six month periods ended June 30, 2021, respectively. During the three and six month periods ended June 30, 2020, the Company recorded $2 million and $4 million, respectively.
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
The table below summarizes the change in product related liabilities in the unaudited Condensed Consolidated Balance Sheet.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Reserve at beginning of the period	$18	$18	$19	$15
Change in reserve	2	1	2	6
Cash payments	(2)	(1)	(3)	(3)
Reserve at end of the period	$18	$18	$18	$18

For the three and six month periods ended June 30, 2021 and 2020, cash paid primarily relates to warranty related issues. Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of June 30, 2021 and December 31, 2020, $9 million of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Note 16. Loss per share
Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per share for the three month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Basic and diluted:
Net loss attributable to Veoneer	$(100)	$(90)	$(205)	$(322)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	111.84	111.58	111.77	111.52
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	111.84	111.58	111.77	111.52

Basic loss per share	$(0.89)	$(0.80)	$(1.83)	$(2.89)
Diluted loss per share	$(0.89)	$(0.80)	$(1.83)	$(2.89)
1 Shares in the diluted loss per share calculation represent basic shares due to the net loss.
In periods when the Company has a net loss, equity incentive awards are excluded from the Company's calculation of earnings per share as their inclusion would have an anti-dilutive effect. The Company excluded equity incentive awards of 762,418 and 798,616 shares for the three and six month periods ended June 30, 2021, respectively, and 866,008 and 649,349 for the three and six month periods ended June 30, 2020, respectively, from the diluted loss per share calculations.
The Company may settle the conversion of the Notes in cash, shares of the Company's common stock or any combination thereof at its election. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if the Company elected to settle the conversion wholly in shares. See Note 6 "Debt" for more information. Due to anti-dilutive effects, the Company excluded potential convertible shares due under the Notes of 9,277,305 for the three and six month periods ended June 30, 2021 and 2020 from the diluted loss per share calculations.

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

Loss Before Income Taxes	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Electronics	$(76)	$(29)	$(161)	$(123)
Brake Systems	—	(20)	—	(33)
Segment operating loss	(76)	(49)	(161)	(156)
Corporate and other	(16)	(15)	(35)	(30)
Loss on divestiture and assets impairment charge, net	—	—	—	(67)
Interest and other non-operating items, net	(5)	(5)	(8)	(4)
Gain (loss) from equity method investment	1	(19)	8	(38)
Loss before income taxes	$(96)	$(88)	$(196)	$(295)

Note 18. Relationship with Former Parent and Related Entities
Transactions with Related Parties
Veoneer and Autoliv entered into transition service agreements in connection with the Spin-Off under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. For the three and six month periods ended June 30, 2021, the Company recognized zero of expense under the agreements and less than $1 million for the three and six month period ended June 30, 2020. For the three and six month period ended June 30, 2021, the Company recognized zero of income under the TSA and less than $1 million of income for the three and six month period ended June 30, 2020.
Throughout the periods covered by the unaudited condensed consolidated financial statements, Veoneer sold finished goods to Autoliv and Related Party sales amounted to $20 million and $41 million for the three and six month periods ended June 30, 2021, respectively, and $11 million and $30 million for the three and six month periods ended June 30, 2020, respectively.
Related Party Balances
Amounts due to and due from related parties are summarized in the below table:

Related Party	As of
(Dollars in millions)	June 30, 2021	December 31, 2020
Related party receivable	$8	$9
Related party payables	1	2
Related party short-term debt	—	16
Related party long-term debt	—	115
Related party receivables are mainly driven by reseller agreements put in place in connection with the Spin-Off. The reseller agreements are between Autoliv and Veoneer and facilitate the temporary arrangement of the sale of Veoneer products manufactured for certain customers for a limited period after the Spin-Off. Autoliv collects the customer payments and remits the payments to Veoneer.

Note 19. Factoring
The Company receives bank notes generally maturing within six months from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
For the six months ended June 30, 2021 and 2020, the Company has entered into arrangements with financial institutions and sold $117 million and $23 million, respectively, of trade receivables without recourse and $31 million and $6 million, respectively, of bank notes without recourse, which qualify as sales as all rights to the trade and notes receivable have passed to the financial institution.
As of June 30, 2021, the Company had $1 million of trade notes receivables, which remain outstanding and will mature within the second half of 2021. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.

Note 20. Subsequent Events
On July 22 2021, Magna International Inc. and Veoneer Inc. announced that they have entered into a definitive merger agreement under which Magna will acquire Veoneer, a leader in automotive safety technology. Pursuant to the agreement, Magna will acquire all of the issued and outstanding shares of Veoneer for $31.25 per share in cash, representing an equity value of $3.8 billion, and an enterprise value of $3.3 billion, inclusive of Veoneer’s cash, net of debt and other debt-like items as of March 31, 2021.

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
In May 2021, we implemented an organizational refinement to drive Veoneer from a regional-based organization toward a product-based product organization. This refinement will allow the Company to better focus on execution, innovation and product development. This change did not affect Veoneer's financial reporting structure.
Executive Overview
On July 22, 2021 Veoneer entered into a definitive merger agreement under which Magna will acquire the Company. The Company's Board of Directors believes this is a compelling transaction for our shareholders and all of our stakeholders. It will deliver significant and immediate value to Veoneer stockholders and reflects an attractive premium to our trading price and provides new opportunities for our employees to join one of the most capable suppliers in the mobility space. The plan is to finalize the agreement in the coming months and we will provide timely updates as the process progresses.
For the quarter, we were pleased with the Company''s performance during a challenging period. Despite the uncertainty created by supply disruptions, the COVID-19 pandemic and sequentially lower light vehicle production leading to lower sales, the Company improved its gross profit and operating loss as well as its cash flow. These improvements were achieved through the progress of our on-going market adjustment initiatives, and we expect continuous progress throughout 2021 as sales increases and the results of the efficiency programs are expected to keep our costs at near planned levels.
Planned launches are on track, although the positive volume effects are somewhat held back by the short-term fluctuations in OEM demand. During the quarter we had five key launches, four out of which were Active Safety launches that will start to contribute to our expected strong organic sales growth in the quarters and years to come. The launch of the Geely EMA was especially significant for Veoneer as we are a full system and integration supplier to the vehicle. This is a flagship program for the Company, highlighting the strength of our vision, radar, ECU and software capabilities. It further highlights the current momentum the Company has in China where among other customer wins we signed yet another new customer for our vision technology.
The Company's order intake developed better in the quarter than what we expected, due in part to new opportunities that we were able to capture and partly due to orders expected in the third quarter materializing already in the second quarter. We won orders across most products areas, highlighting the strength of our current product portfolio. With this positive development we are well on track to reach higher order levels in 2021 as compared to 2020.
The first Arriver perception and drive policy software running on the Qualcomm Snapdragon Ride platform has now been demonstrated in-vehicle to potential customers with encouraging initial feedback, a true milestone. During the quarter the Volvo XC40 Recharge, which runs the current generation of Arriver software, was picked as "Top Safety Pick+" by the Insurance Institute for Highway Safety in the United States, another proof point that we are on track to create a leading global challenger for Active Safety systems and software.
These developments are the result of the strong execution of the entire Veoneer team.
COVID-19 and Semiconductor Supply Commentary
Veoneer is working to minimize the impact of the supply constraints in semiconductors. The supply constraints are likely to remain into the second half of 2021 although we do expect a gradual recovery to take place. Currently it is hard to predict the pace of the recovery, but as underlying consumer demand continues to look strong, we anticipate a strong if not full recovery during the second half of the year, particularly in the fourth quarter, as vaccination programs eases the constraints from COVID-19 and the semiconductor industry starts to catch up with demand. These assumptions are taken into account in our full year 2021 outlook.
For 2021 and the upcoming years, the most important driver for Veoneer’s business is new customer and technology launches, which should drive significant out-performance as compared to the global LVP.
As noted in our 2020 full year results and first quarter 2021 results, in response to the pandemic, the Company continues to expand its MAIs to further mitigate the impact of the pandemic on its cash flow and operating results. As part of the MAIs, during the first half of 2021 the Company undertook certain restructuring activities, recording restructuring expenses of approximately $5 million, impacting certain engineering and administrative functions.
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
Our OEM customers continue to recover to more normal volumes, or higher than normal volumes in certain countries, and in the first half of 2021, we have returned to higher production levels as well. The health and safety of our associates continues to be our first priority, and we are taking the necessary actions to continue to protect our associates, safeguard our operations and meet our customers' needs while managing through these unprecedented circumstances.
2021 Outlook
The macro-economic environment remains very uncertain, mainly due to the global supply chain challenges created as a result of the COVID-19 pandemic. These global supply chain shortages have led multiple OEM customers to reduce their production schedules on short notice, which in turn makes the global LVP very difficult to forecast.
For the full year 2021, we expect our organic sales growth (non.U.S. GAAP measure) to exceed 25% and a currency translation, net increase of 4%, both as compared to 2020. Also for full year 2021, we estimate Active Safety organic sales growth to be in the range of 40-45%. We anticipate positive leverage on this organic sales growth (non.U.S. GAAP measure) during 2021 to improve our gross margin.
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

Trends, Uncertainties and Opportunities
Trend toward Collaborative Driving
The environment around us continues to change rapidly and we currently see a shift across the automotive and autotech industries. The industry developments during 2021 have further strengthened the trend toward advanced driver support - Collaborative Driving - and away from fully autonomous cars for the consumer based vehicle mass market.
New technologies, creating new levels of interaction and driver support are starting to revolutionize driving, but we also see the driver being actively involved for many years to come. While the industry refers to “Level 2+” or even "Level 2++" Veoneer calls this Collaborative Driving, and includes any SAE level of automation up to Level 4. Currently there are renewed initiatives in the industry for Level 3 conditional automation where the driver for certain periods of time can be out of loop, but has to be ready to take control of the vehicle at any time. At the same time there is a growing realization that the introduction of truly self-driving cars will likely take longer and be more expensive than previously anticipated. This fundamental insight opens up new opportunities for companies, including Veoneer, but it also requires adjusting the priorities of resources. As such, we believe that the market will stay mainly focused on Level 1-Level 2+ and Level 3 autonomous driving solutions for the next decade however, while we see a continued strong drive toward more automation and driver support, the ongoing impacts from the COVID-19 pandemic, and perhaps ongoing impact, could affect the evolution of ADAS, Collaborative Driving and AD for consumer purchased light vehicles.
Global Regulatory and Test Rating Developments
Europe continues to take a proactive role in promoting or requiring Active Safety technologies. The European New Car Assessment Program (“NCAP”) continuously updates its test rating program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2030, as compared to 2020. In order to help our industry to overcome the situation with respect to the COVID-19 pandemic Euro NCAP postponed the rollout of upcoming road map updates by one year (from 2022 to 2023 and from 2024 to 2025). However, this should not change the overall trend towards introduction of new roadmap requirements, which are just delayed by one year.
On June 26, 2020, the UNECE’s World Forum for Harmonization of Vehicle Regulations, announced the first binding international regulation on “Level 3” vehicle automation. The new regulation marks an important step towards the wider deployment of automated vehicles to help realize a vision of safer, more sustainable mobility for all. Beginning in January 2021 the regulation provides guidelines on the Automated Lane Keep System ("ALKS") feature, requires driver availability recognition systems, and a "black box" data storage system for AD. It also outlines requirements for emergency and minimal risk maneuvers and driver transition demand as well as cyber-security and software update protocols.
We anticipate strong global sensor adoption rate increases (forward, side and rear) due to the Euro NCAP's push for crash avoidance, increased adoption rates due to growing demand around ADAS software features, volume growth due to redundant sensing concepts needed for higher levels of autonomy, potential opportunities in relation to compliance with cybersecurity and software updates and step-by-step increased demand for connectivity components. The ongoing 2020x-decade will be characterized by stepwise introduction of regulations which boost the market of Active Safety and Automation, but also set obligatory thresholds for safety.
a.At first minimal requirements for safety critical features (e.g. AEB) will become mandatory.
b.Continued with a framework for advanced L1-L3 features in highway applications, extending conventional certification towards new assessment methods (including Physical Tests + Real World Test Drive + Simulation, etc.).
c.Followed by regulations enabling use of higher level automation (e.g. L4 shuttles) and more complex environment (e.g. urban)
d.In parallel, we will face increasing regulatory requirements for cybersecurity and software updates in order to reflect advancing digitalization and connectivity.

An example of a recent development that further strengthens the trend toward collaborative driving, is Intelligent Speed Assist (ISA) an item of updated EU General Safety Regulation roadmap, which was finalized on June 23, 2021. The ISA is a system that prompts and encourages drivers to slow down when they are over the speed limit. New regulation mandates motor vehicles to be equipped with ISA systems beginning July 6, 2022 for new vehicle types and beginning July 7, 2024 for all new vehicles.
In several regions legal approval of the introduction of new technologies happens as exceptional procedure on national level. However, we have recently observed an increasing willingness of legislators in the US and Asia to contribute to the global regulatory framework for AV-technologies. This means that, while the agreement on minimal common base requirements for the industry will take longer and therefore may postpone the introduction of new regulations, the harmonization with base requirements could help the industry and a more active position from China may help to pull forward some safety critical ADAS technologies that are not yet considered as relevant for passenger car regulation in EU and Japan (e.g. Blind Spot or Night Vision).
Market Overview

Millions (except where specified) IHS Markit as of July 16, 2021	Light Vehicle Production by Region - 2021
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Second Quarter 2021	5.5	1.8	2.5	3.6	4.2	0.5	18.1
Change vs. 2020	(3.0)%	52.5%	102.8%	152.0%	86.5%	64.2%	50.0%
For the second quarter of 2021, the global light vehicle production (according to IHS Markit) increased by approximately 50.0% mainly due to the global outbreak of the COVID-19 pandemic in 2020. Every major vehicle producing geography was still impacted by the pandemic including: China (3.0)%, Europe 86.5%, South Korea 10.9%, North America 152.0% and Japan 52.5%.

Millions (except where specified) IHS as of July 16, 2021	Light Vehicle Production by Region - 2021
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year 2021	23.5	8.0	11.2	16.2	17.9	2.1	78.9
Change vs. 2020	6%	5%	17%	14%	9%	19%	10%
For the first half year of 2021, global light vehicle production (according to IHS Markit) is expected to decline by approximately 10%, due the anticipated full year effects of the COVID-19 pandemic. All major vehicle producing geographies are expected to be impacted by the pandemic including: China 6%, Europe 9%, South Korea 5%, North America 14% and Japan 5%. The global LVP of approximately 78.9 million is at the same level as 2012.
Results of Operations
Three Months Ended June 30, 2021 as compared to Three Months Ended June 30, 2020
The following analysis illustrates Veoneer’s overall and by segment performance for the three months ended June 30, 2021 and 2020 along with components of change as compared to the prior year.
Net Sales by Product
The following tables illustrate Veoneer’s consolidated net sales by product for the three months ended June 30, 2021 and 2020 along with components of change as compared to the prior year.

Net Sales	Three Months Ended June 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2021	2020	US GAAP Reported Change		Currency		Organic[1]
	$	$	$	%	$	%	$	%
Restraint Control Systems	175	100	75	75	7	7%	68	68%
Active Safety	197	79	118	149	8	9%	110	140%
Brake Systems	13	5	8	145	—	—	8	145%
Other	$13	$—	$13	—	$—	—	$13	—
Total	$398	$184	$214	116%	$15	8%	$199	108%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Veoneer’s net sales for the quarter of $398 million increased by 116% as compared to the same quarter in 2020. The organic sales1 increased by 108% and the net currency translation effects were positive by 8%. Given that the LVP growth expectations declined by around 10pp from IHS April to July reports, sales were lower than our expectations from the beginning of the quarter. Veoneer outperformed the LVP in all regions, except rest of Asia which accounts for only around 5% of net sales.

According to IHS, the global LVP increased 50% for the quarter as compared to 2020. This increase was primarily driven by North America, Europe and Japan. It was a reversal from Q1 where growth was driven by China. These developments led to a sequentially significantly improved regional mix for Veoneer.
Restraint Control Systems - Net sales for the quarter of $175 million increased by 75% as compared to 2020. The organic sales growth of 68%, was primarily driven by North America and Europe, but all regions saw organic sales growth as a result of new program launches, primarily during the second half of 2020.
Active Safety - Net sales for the quarter of $197 million increased by 149% as compared to 2020. The organic sales increase was 140%. The strong growth was primarily driven by an intense launch period which started in Q1 2020 and will continue throughout 2021. China saw the strongest relative growth during the quarter, indicating the start of an industry wide ramp up phase for Active Safety in that region.
Strong volume demand for mono, stereo and thermal camera systems, radar and ADAS ECUs on several models, and across multiple customers drove the increase in organic sales. The recovery in radar sales continues, this was the third consecutive growth quarter which indicates continued successful transition to 77GHz radars.
Brake Systems and Other - The combined net sales for the quarter was $26 million. The Brake Systems sales of $13 million are related to the Honda legacy business and $13 million of Other sales are Brake ECUs to ZF.

Electronics Segment	Three Months Ended June 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2021		2020		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	385		179		$206	115%	$15	8%	$191	107%
Operating Loss / Margin	-76	(20)%	-29	(16)%	$(47)
Segment EBITDA1 / Margin	-48	(12)%	-6	(3)%	$(42)
Associates	7,170		6,705		465
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - Net sales for the Electronics segment increased by $206 million to $385 million for the quarter as compared to 2020. This sales increase was mainly due to the organic sales1 increase in Restraint Control Systems and Active Safety of $68 million and $110 million, respectively.
Operating Loss - Operating loss for the Electronics segment of $76 million for the quarter decreased by $47 million as compared to 2020. This decrease is mainly due to the RD&E, net underlying improvement related to lower gross costs.
EBITDA1 - EBITDA loss for the Electronics segment decreased by $42 million to negative $48 million for the quarter as compared to 2020. This change is mainly due to the operating loss improvement for the segment.
Associates - Associates, net in the Electronics segment increased by 465, net to 7,170 as compared to 2020, mainly due to a net increase in direct associates of more than 358.
Deliveries - Deliveries during the quarter were 3.5 million units for Restraint Controls Systems and 2.3 million units for Active Safety.

Corporate and Other	Three Months Ended June 30
(Dollars in millions, except where specified)	2021		2020		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	$13		$—		$13	—%
Operating Loss / Margin	$(16)	(115)%	$(15)	—%	$(1)
EBITDA1 / Margin	$(15)	(111)%	$(15)	—%	$—
Associates	132		40		92
1 Non-U.S. GAAP measure reconciliation for EBITDA
Net Sales - Net Sales of $13 million for the first quarter reflects the legacy Honda Brake Systems business after the VBS-US divestiture.

Associates - Associates, net increased by 92 to 132 for the quarter as compared to 2020 due to the associates now included in Corporate and Other related to supporting the legacy Honda Brake Systems business.
Operating Loss and EBITDA1 - Operating and EBITDA loss of $15 million is unchanged compared to 2020.
Veoneer Performance

Income Statement	Three Months Ended June 30
(Dollars in millions, except per share data)	2021		2020
	$	%	$	%	Change
Net sales	$398		$184		$214
Cost of sales	(336)	(84.4)%	(181)	(98.1)%	(155)
Gross profit	$62	15.6%	$3	1.9%	$59
Selling, general & administrative expenses	(41)	(10.3)%	(38)	(20.6)%	(3)
Research, development & engineering expenses, net	(108)	(27.1)%	(44)	(24.1)%	(64)
Amortization of intangibles	(2)	(0.5)%	(1)	(0.7)%	(1)
Other income, net	(3)	(0.8)%	16	8.7%	(19)
Operating loss	$(92)	(23.1)%	$(64)	(34.8)%	$(28)
Loss on divestiture and assets impairment charge, net	—	0.0%	—	0.0%	—
Gain (loss) from equity method investments	1	0.4%	(19)	(10.6)%	20
Interest income	1	0.1%	3	1.4%	(2)
Interest expense	(5)	(1.3)%	(5)	(2.8)%	—
Other non-operating items, net	(1)	(0.1)%	(3)	(1.4)%	2
Loss before income taxes	$(96)	(24.0)%	$(88)	(47.6)%	$(8)
Income tax benefit (expense)	(4)	(1.2)%	(2)	(1.1)%	(2)
Net loss[1]	$(100)	(25.2)%	$(90)	(48.6)%	$(10)
Less: Net gain (loss) attributable to non-controlling interest	—	0.0%	—	0.0%	—
Net loss attributable to controlling interest	$(100)	(25.2)%	$(90)	(48.6)%	$(10)
Net loss per share – basic[2]	$(0.89)		$(0.80)		$(0.09)
Weighted average number of shares outstanding [2]	111.84		111.58		0.26
1 Including Corporate and other sales.
2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - Gross profit for the quarter of $62 million was $59 million higher as compared to 2020. The YoY improvement was mainly driven by the volume improvements resulting from the impact of the COVID-19 pandemic in 2020, along with the continued benefits from the Market Adjustment Initiatives (MAI). These positive effects were partly mitigated by higher costs related to supply constraints of approximately $4 million. The currency impact was $7 million.
Operating Loss - Operating loss for the quarter of $92 million increased by $28 million as compared to 2020, this primarily related to the above normal engineering reimbursements in the second quarter of 2020. Sequentially the operating loss improved by $12 million mainly due to the MAIs. Net currency effects were $5 million favorable.
RD&E, net of $108 million increased by $64 million for the quarter as compared to 2020, mainly as a result of reimbursements of $81 million for previously completed work reflected in the 2020 results, which was partly offset by the effect from the brake system divestiture of $12 million. The underlying RD&E run rate improved as compared to 2020.
The SG&A expense of $41 million for the quarter increased by around $3 million as compared to 2020 reflecting around $2 million in higher run rate and $1 million in temporary costs.
Other expense net of $3 million were related to restructuring costs during the quarter.
Net Loss - Net loss for the quarter of $100 million increased by $10 million as compared to 2020.
The interest, net and other non-operating items, net combined for the quarter of $5 million, remain unchanged as compared to 2020.

Income tax expense of $4 million for the quarter was $2 million higher as compared to 2020. There were no discrete tax items during the quarter
Loss per Share - The loss per share of $0.89 for the quarter increased by $0.09 per share as compared to a loss of $0.80 per share as compared to the same quarter of 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following analysis illustrates Veoneer’s overall and by segment performance for the six months ended June 30, 2021 and 2020 along with components of change compared to the prior year.
Net Sales by Product
The following tables illustrate Veoneer’s consolidated net sales by product for the six months ended June 30, 2021 and 2020 along with components of change compared to the prior year.

Net Sales	Six Months Ended June 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2021	2020	US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	$	$	%	$	%	$	%	$	%
Restraint Control Systems	364	262	102	39%	16	6%	—	—%	86	33%
Active Safety	402	241	161	67%	20	9%	—	—%	141	58%
Brake Systems	24	43	(19)	(43)%	—	—%	(24)	(57)%	5	32%
Other	26	—	26	—%	—	—%	—	—%	26	N/A
Total	$816	$546	$270	49%	$36	7%	$(24)	(4)%	$258	49%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Net Sales - Veoneer’s net sales for the first half increased by 49% to $816 million as compared to 2020. The organic sales1 increased by 49%, as compared to the 29% increase in LVP for the same period. The remainder of the increase was from net currency translation effects of 7%, the impact from the brake system divestiture was $(24)million.
During the first half, the organic sales increased in North America 54%, Europe 41% and Asia 61%. The strong organic sales growth reflects the rebound from the negative COVID-19 effects in 2020 which started to affect China in the first quarter and the rest of the world in the second quarter. This strong organic growth was further driven by Veoneer's intense launch period which started in the first quarter 2020 and will continue throughout 2021.
Restraint Control Systems - Net sales for the first half of $364 million increased by 39% as compared to 2020. The organic sales increase of 33% was primarily due to the LVP increase driving higher volumes in all regions.
Active Safety - Net sales for the first half increased by 67% to $402 million as compared to 2020. This increase was primarily driven by the organic sales growth of 58%. The strong outperformance compared to the LVP was driven by all regions. Notably Active Safety in China increased by more than 700% from a low base marking the start of the ramp up phase for Active Safety in that region.
As part of Veoneer's on-going strong launch phase as well as the rebound effect from COVID-19 all product areas within Active Safety showed strong growth. Radar systems and vision contributed in particular, but also night vision and ADAS ECU's experienced strong growth based on new launches.
Brake Systems and other - Net sales for the first half increased by 16% to $50 million as compared to 2020, mainly driven by brake ECU's to ZF.

Electronics Segment	Six Months Ended June 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2021		2020		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	792		503		289	57%	37	7	252	50%
Operating Loss / Margin	(161)	(20.3)%	(123)	(24.4)%	(38)
Segment EBITDA1 / Margin	(105)	(13.2)%	(78)	(15.5)%	(27)
Associates	7,170		6,705		465
1 Non-U.S. GAAP measure reconciliation for Organic Sales and Segment EBITDA
Net Sales - The net sales for the Electronics segment increased by $289 million to $792 million for the first half as compared to 2020. This sales increase was mainly due to the organic sales1 increase in Active Safety and Restraint Control Systems of $141 million and $86 million, respectively, along with the currency translation effects of $37 million.
Operating Loss - The operating loss for the Electronics segment of $161 million for the first half decreased by $38 million as compared to 2020, primarily due to the higher than normal engineering reimbursements. The underlying operating performance improved year over year.

EBITDA1 - The EBITDA loss for Electronics segment increased by $27 million to negative $105 million for the first half as compared to 2020. This change is mainly due to the increase in depreciation and amortization and increase in gain from equity method investment.
Associates - Associates in the Electronics segment increased by 465 net to 7,170 as compared to the prior year, mainly due to a increase in Temporary associates due to sharp increase in organic growth reflecting the production volume increase during the second quarter.
Deliveries - The deliveries during the quarter were 7.2 million units for Restraint Controls Systems and 4.6 million units for Active.

Corporate and Other	Six Months Ended June 30
(Dollars in millions, except where specified)	2021		2020		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	$24		$—		$24	#DIV/0!
Operating Loss / Margin	$(35)	(145)%	$(30)	—%	$(5)
EBITDA1 / Margin	$(34)	(141)%	$(30)	—%	$(4)
Associates	132		40		92
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA1 - The operating loss and EBITDA for Corporate and other for the first half increased by $9 million to an operating loss of $35 million and EBITDA $(34) million as compared to 2020. This decrease was primarily due to increase associate related costs.
Associates - The number of associates increased by 92 to 132 from the prior year due to a increase in Temporary associates.

Veoneer Performance

Income Statement	Six Months Ended June 30
(Dollars in millions, except per share data)	2021		2020
	$	%	$	%	Change
Net sales	$816		$546		$270
Cost of sales	(698)	(85.6)%	(490)	(89.7)%	(208)
Gross profit	$118	14.4%	$56	10.3%	$62
Selling, general & administrative expenses	(81)	(9.9)%	(82)	(14.9)%	1
Research, development & engineering expenses, net	(224)	(27.5)%	(175)	(32.0)%	(49)
Amortization of intangibles	(4)	(0.5)%	(3)	(0.5)%	(1)
Other income, net	(5)	(0.6)%	18	3.3%	(23)
Operating loss	$(196)	(24.0)%	$(186)	(34.1)%	$(10)
Loss on divestiture and assets held for sales, net	—	0.0%	(67)	(12.3)%	67
Loss from equity method investments	8	1.0%	(38)	(6.9)%	46
Interest income	1	0.2%	7	1.2%	(6)
Interest expense	(10)	(1.3)%	(10)	(1.8)%	—
Other non-operating items, net	1	0.1%	(1)	(0.1)%	2
Loss before income taxes	$(196)	(24.0)%	$(295)	(54.0)%	$99
Income tax benefit (expense)	(9)	(1.1)%	(26)	(4.7)%	17
Net loss[1]	$(205)	(25.1)%	$(321)	(58.8)%	$116
Less: Net Income (loss) attributable to non-controlling interest	—	0.0%	1	(0.3)%	(1)
Net loss attributable to controlling interest	$(205)	(25.1)%	$(322)	(59.0)%	$117
Net loss per share – basic[2]	$(1.83)		$(2.89)		$1.06
Weighted average number of shares outstanding [2]	111.77		111.52		0.25
1 Including Corporate and other sales. 2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - The gross profit for the first half of $118 million was $62 million higher as compared to 2020. Higher organic sales as well as continued benefit from the MAIs were the key contributors, which more than offset the extra costs related to supply chain constraints. Net currency effects were $10 million. The brake systems divestiture impact was $(4) million.
Operating Loss - The operating loss for the first half of $196 million was $10 million higher as compared to 2020, primarily related to the above normal engineering reimbursements in the second quarter of 2020. The underlying operating performance improved year over year. Net currency effects were $(2) million and the brake systems divestiture impact was $(1) million.
The RD&E, net of $224 million increased by $49 million as compared to 2020, due to $81 million higher than normal engineering reimbursements in the second quarter of 2020, which was partly offset by the brake system divestiture impact of $27 million.
The SG&A expense of $81 million for the first half decreased by $1 million as compared to 2020 including a $1 million positive impact from the brake system divestiture.
Other income and amortization of intangibles combined were $24 million lower for the first half as compared to 2020 mainly due to the temporary positive effects from the divestiture of the brake systems joint venture in the first half of 2020 and restructuring related costs year to date of approximately $5 million.
Net Loss - The net loss for the first half of $205 million decreased by $116 million as compared to 2020, primarily due to the higher organic sales and lower net costs related to the Zenuity JV divestiture and non-cash net loss on the divestiture of the brake systems business in 2020.
The interest expense, net for the first half was $6 million higher as compared to 2020 due to lower interest income. Other non-operating items, net of $1 million improved by $2 million.
Income tax expense of $9 million for the first half was $17 million lower as compared to 2020. This is primarily due to a discrete tax expense of $22 million on the VNBS sale in 2020.

The non-controlling interest expense was $1 million favorable as compared to 2020, when it was $(1) million, due to the brake systems divestiture.
Loss per Share - The loss per share of $1.83 for the first half decreased by $1.06 as compared to 2020, mainly due to the net loss effect mentioned above.
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

Reconciliations of U.S. GAAP to Non-U.S. GAAP Financial Measures

Net Loss to EBITDA	Three Months Ended June 30		Six Months Ended June 30		Last 12 Months	Full Year 2020
Dollars in millions	2021	2020	2021	2020
Net Loss	$(100)	$(90)	$(205)	$(321)	$(428)	$(544)
Loss on divestiture and assets impairment charge, net	—	—	—	67	24	91
Depreciation and amortization	29	23	57	46	114	103
(Gain)/ loss from equity method investment	(1)	19	(8)	38	(7)	39
Interest and other non-operating items, net	5	5	8	4	20	16
Income tax expense (benefit)	4	2	9	26	15	32
EBITDA	$(63)	$(41)	$(139)	$(140)	$(262)	$(263)

Segment EBITDA to EBITDA	Three Months Ended June 30		Six Months Ended June 30		Last 12 Months	Full Year 2020
Dollars in millions	2021	2020	2021	2020
Electronics	$(48)	$(6)	$(105)	$(78)	$(194)	$(167)
Brake Systems	—	(20)	—	(32)	(3)	(35)
Segment EBITDA	$(48)	$(26)	$(105)	$(110)	$(197)	$(202)
Corporate and other	(15)	(15)	(34)	(30)	(65)	(61)
EBITDA	$(63)	$(41)	$(139)	$(140)	$(262)	$(263)

Working Capital to Net Working Capital	June 30, 2021	June 30, 2020	December 31, 2020	December 31, 2019
Dollars in millions
Total current assets	$1,035	$1,260	$1,244	$1,649
less Total current liabilities	530	429	587	591
Working Capital	$505	$831	$657	$1,058
less Cash and cash equivalents	(556)	(851)	(758)	(859)
less Short-term debt	4	20	4	3
less Net of Assets and Liabilities held for sale	—	(11)	—	(199)
Net Working Capital	$(47)	$(11)	$(97)	$3

Cash Flow before Financing Activities	Three Months Ended June 30		Six Months Ended June 30		Last 12 Months	Full Year 2020
Dollars in millions	2021	2020	2021	2020
Net cash provided by (used in) Operating Activities	$(69)	$(107)	$(179)	$(116)	$(255)	$(192)
Plus Net cash provided by (used in) Investing Activities	(19)	(34)	(18)	99	(32)	85
Cash flow before Financing Activities	$(88)	$(141)	$(197)	$(17)	$(287)	$(107)

Liquidity and Capital Resources
Liquidity
As of June 30, 2021, the Company had cash and cash equivalents and restricted cash of $555 million and $1 million, respectively.
The Company's primary source of liquidity is its existing cash balance of $555 million, which will primarily be used for ongoing working capital requirements and capital expenditures. The Company believes that its existing cash resources will be sufficient to support its current operations for at least the next twelve months.
The Company has no material obligations other than short-term obligations related to operations, inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.

Autotech - On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of June 30, 2021, Veoneer contributed a total of $13 million to the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the partnership.
Zenuity - During the first half of 2021, the Company received a dividend of SEK 108 million (approximately $13 million) in cash (representing 50%, with the remainder received by VCC) from Zenuity. In addition, the Company received a dividend of SEK 1,067 million (approximately $127 million) which was settled net against Related party short-term and long-term debt related to Zenuity's intellectual property that Veoneer acquired the right to use during the Zenuity split.
Cash Flows

Selected Cash flow items	Six Months Ended June 30
(Dollars in millions, except where specified)	2021	2020
Net working capital[1]	$(47)	$(11)
Net cash used in operating activities	$(179)	$(116)
Capital expenditures	$(30)	$(51)
Equity method investments	$12	$(26)
Net cash provided by (used in) investing activities	$(18)	$99
Cash flow before financing activities[1]	$(197)	$(17)
Net cash provided by (used in) financing activities	$—	$9
1 Non-U.S. GAAP measure, see reconciliation above
Days receivables outstanding, outstanding receivables relative to average daily sales was 52 days for June 30, 2021, as compared to 90 days at June 30, 2020. This decrease is mainly due to sharp increase in organic sales in the second quarter of 2021. Days inventory outstanding, outstanding inventory relative to average daily sales was 36 days for June 30, 2021, as compared to 66 days at June 30, 2020. This ratio decreased due to the year-over-year sales sharp increase of customer demand during the second quarter due to the rebound from the negative COVID-19 effects in 2020.
Net cash used in operating activities - Net cash used in operating activities of $179 million during the first half was $63 million higher as compared to 2020. The change was primarily driven by the net working capital change, which was partly offset by the lower net loss.
Net cash used in investing activities - Net cash used in investing activities of $18 million during the first half was $117 million lower as compared to 2020. This was mainly due to the proceeds from the VNBS divestiture of $176 million in 2020.
Cash flow before financing activities1 - The cash flow before financing activities of $(197) million for the first half was $180 million lower compared to 2020 mainly due to the VNBS divestiture.
Net Working Capital1 - The change in net working capital of negative $36 million for the first half as compared to 2020 was mainly due to the COVID-19 impact in 2020.
Capital Expenditures - Capital expenditures of $30 million for the first half decreased by $21 million as compared to 2020 mainly due to lower investments in VBS-US, facility expansions, and engineering related IT. The benefit of the VNBS-Asia divestiture was $1 million.
Cash and cash equivalents - Shareholders equity, including non-controlling interest of $1,030 million, decreased by $209 million during the first half mainly due to the operating loss and capital expenditure.

Number of Associates

		June 30, 2021	March 31, 2021	December 30, 2020	September 30, 2020	June 30, 2020
TOTAL		7,303	7,512	7,543	7,433	7,095
Whereof:	Direct Manufacturing	1,452	1,489	1,452	1,370	1,130
	RD&E	4,221	4,408	4,476	4,454	4,404
	Temporary	1,257	1,372	1,359	1,258	1,031
Associates, net decreased by 209 to 7,303 during the quarter as compared to 7,512 in the previous quarter.
The decrease was mainly attributable to a decrease in RD&E associates and to a lesser extent in direct labor. The decreases were a result of the on-going MAIs.
Compared to June 30, 2020 the total number of associates increased by 208. In support of increased production volumes direct manufacturing associates increased by 322, while RD&E staff decreased by 183 as a part of our on-going MAI's. The increase in temporary associates was mainly related to an increase in production staff resulting from the reduced production in the second quarter 2020 due to COVID-19.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
Risks Related to the Merger

The announcement and pendency of our agreement to be acquired by Magna International Inc. may have an adverse effect on our business, financial condition, operating results and cash flows.
On July 22, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Magna International Inc. (“Magna”) pursuant to which a wholly-owned subsidiary of Magna will, upon the terms and subject to the conditions set forth in the Merger Agreement, merge with and into us, and we will be the surviving corporation of the Merger and will become a wholly-owned subsidiary of Magna (the “Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be cancelled and automatically converted into the right to receive $31.25 in cash, without interest and subject to any applicable withholding taxes.
Uncertainty about the effect of the proposed Merger on our employees, partners, customers and other third parties may disrupt our sales and marketing, collaborative technology development relationships and/or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Merger and planning for the integration may place a significant burden on management and other internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our business, financial condition and operating results.
The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without Magna’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.

The failure to complete the Merger with Magna in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.
Completion of the Merger with Magna is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders, the expiration or termination of applicable waiting periods and the receipt of applicable approvals or consents under antitrust and competition laws and similar foreign investment laws in certain jurisdictions. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock.
If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $110.0 million in the event the Merger is not consummated. Further, a failure to complete the Merger may result in negative publicity, negative impressions of us in the financial markets and investment community and negative responses from customers, partners and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, partners, customers and other third parties, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.
Before the Merger may be completed, various approvals, authorizations and declarations of non-objection must be obtained from certain regulatory and governmental authorities. Subject to the terms and conditions of the Merger Agreement, each party has agreed to use their reasonable best efforts to take all actions and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws to consummate the Merger and the other transactions contemplated by the Merger Agreement as soon as practicable and no later than the termination date of the Merger Agreement, including obtaining any requisite approvals, subject to certain specified limitations under the Merger Agreement.
These regulatory and governmental entities may impose conditions on the granting of such approvals and if such regulatory and governmental entities seek to impose such conditions, lengthy negotiations may ensue among such regulatory or governmental entities, Magna and us. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger and such conditions may not be satisfied for an extended period of time.
We cannot assure you that these regulatory clearances and approvals will be obtained in a timely manner or obtained at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of regulatory remedies on the completion of the Merger, including requiring changes to the terms of the Merger Agreement. These conditions or changes could result in the conditions to the closing of the Merger not being satisfied. The special meeting of our stockholders at which the adoption and approval of the Merger Agreement will be considered may take place before all of the required regulatory approvals have been obtained and before regulatory remedies, if any, are known. In this event, if the stockholder approval is obtained, we and Magna may subsequently agree to regulatory remedies without further seeking stockholder approval, except as required by applicable law, even if such regulatory remedies could have an adverse effect on us, Magna or the combined company.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.
Under the Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. Further, subject to limited exceptions, the Merger Agreement contains restrictions on our ability to pursue other alternatives to the Merger and, in specified circumstances, could require us to pay Magna a termination fee of $110.0 million. Such restrictions may discourage or deter a third party that may be willing to pay more than Magna for our common stock from considering or proposing an alternative transaction with us. Notwithstanding the foregoing, in no event will the termination fee be paid to Magna more than once. Additional information regarding these restrictions will be provided in a proxy statement on Schedule 14A (the “Proxy Statement”) that will be filed with the Securities and Exchange Commission.

We may be subject to litigation challenging the Merger.
Any litigation challenging the Merger may require significant management time and attention and significant legal expenses and may result in unfavorable outcomes, which could delay or prevent the Merger from being completed or have a material adverse effect on our business, financial condition, results of operations and cash flows.
The completion of the transaction contemplated by the Merger Agreement may trigger change in control or other similar provisions in certain agreements to which we are a party.
If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.
We will incur substantial transaction fees and costs in connection with the Merger.
We expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On July 20, 2021, the Compensation Committee of the Board of Directors of Veoneer, Inc. approved a special bonus arrangement Matthias Bieler, the Company’s Executive Vice President, Product Area Vision & DMS. Mr. Bieler received a $50,000 cash bonus in recognition of his exceptional efforts with respect to certain contract negotiations.

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

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (filing date May 29, 2019).

10.1	Veoneer, Inc. 2021 Stock Incentive Plan, incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2021.

10.2*	Employment Agreement, effective as of May 1, 2020, by and between Veoneer, Inc. and Matthias Bieler.

10.3*	Amendment, dated March 29, 2021, to Employment Agreement, effective as of May 1, 2020, by and between Veoneer, Inc. and Matthias Bieler.

10.4*	Employment Agreement, effective as of May 1, 2021, by and between Veoneer, Inc. and Steven Jenkins.

10.5*	Employment Agreement, effective as of May 1, 2021, by and between Veoneer, Inc. and Chris Van Dan Elzen.

10.6*	Employment Agreement, effective as of May 10, 2021, by and between Veoneer, Inc. and Christoph Schmickler.

10.7*	Form of Non-Employee Director restricted stock unit grant agreement to be used under the Veoneer, Inc. 2021 Stock Incentive Plan.

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 23, 2021
VEONEER, INC.
(Registrant)

By:	/s/ Ray Pekar
Ray Pekar
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)