Form 10-Q
period 2021-09-30
Veoneer, Inc.
filed 2021-10-26
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐     No:  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of October 21, 2021, there were 112,018,001 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
Exhibit index located on page 41

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
New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: general economic conditions; the cyclical nature of automotive sales and production; changes in general industry and market conditions or regional growth or decline; further decreases in light vehicle production; the impact of the coronavirus pandemic (COVID-19) on (i) the Company’s financial condition, business operations and liquidity, (ii) our customers and their production and product launch schedules, (iii) our suppliers and availability of components for our products, and (iv) the global economy; the development and commercial success of the software and integrated platform contemplated by our collaboration agreement with Qualcomm Technologies; our ability to achieve the intended benefits from our separation from our former parent; our ability to be awarded new business or loss of business from increased competition; higher than anticipated costs and use of resources related to developing new technologies; higher raw material, energy and commodity costs; supply chain disruptions and component shortages impacting the Company or the automotive industry; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; our ability to share RD&E costs with our customers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto; higher expenses for our pension and other post-retirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; legislative or regulatory changes impacting or limiting our business; political conditions; and other risks and uncertainties identified in Part I Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A -“Risk Factors” and in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on February 19, 2021.

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

Veoneer, Inc.

Part I – Financial Information
Item 1 – Condensed Consolidated Financial Statements
Veoneer, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

		Three Months Ended September 30		Nine Months Ended September 30
		2021	2020	2021	2020
Net sales	Note 3	$391	$371	$1,208	$918
Cost of sales		(326)	(317)	(1,025)	(808)
Gross profit		65	54	183	110
Selling, general and administrative expenses		(38)	(43)	(118)	(124)
Research, development and engineering expenses, net		(102)	(124)	(326)	(299)
Amortization of intangibles		(2)	(1)	(6)	(4)
Other (expense)/ income, net		(12)	11	(18)	27
Operating loss		(89)	(103)	(285)	(290)
Loss on divestiture and assets impairment charge, net	Note 5	—	(24)	—	(91)
Gain (loss) from equity method investment	Note 11	3	(1)	12	(39)
Interest income		1	1	2	8
Interest expense		(5)	(5)	(16)	(15)
Other non-operating items, net		(1)	—	1	—
Loss before income taxes	Note 17	(91)	(132)	(286)	(427)
Income tax expense	Note 9	(3)	—	(12)	(26)
Net loss		(94)	(132)	(298)	(453)
Less: Net income attributable to non-controlling interest		—	—	—	1
Net loss attributable to controlling interest		$(94)	$(132)	$(298)	$(454)

Net loss per share - basic and diluted	Note 16	$(0.84)	$(1.18)	$(2.66)	$(4.07)

Weighted average number of shares outstanding (in millions)		111.96	111.59	111.83	111.55
Weighted average number of shares outstanding, assuming dilution (in millions)		111.96	111.59	111.83	111.55
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Net loss	$(94)	$(132)	$(298)	$(453)
Other comprehensive loss, before tax:
Change in cumulative translation adjustment	(5)	15	(15)	15
Other comprehensive (loss)/ income, before tax	(5)	15	(15)	15
Other comprehensive (loss)/ income, net of tax	(5)	15	(15)	15
Comprehensive loss	(99)	(117)	(313)	(438)
Less: Comprehensive income attributable to non-controlling interest	—	—	—	2
Comprehensive loss attributable to controlling interest	$(99)	$(117)	$(313)	$(440)
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		(unaudited)
		September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents		$419	$758
Restricted cash		1	—
Receivables, net		271	292
Inventories, net	Note 10	187	134
Related party receivables	Note 18	5	9
Prepaid expenses and other contract assets		44	36
Other current assets		16	15
Total current assets		943	1,244
Property, plant and equipment, net		390	431
Operating lease right-of-use assets		83	89
Equity method investment	Note 11	22	153
Goodwill		317	317
Intangible assets, net		17	21
Deferred tax assets		5	6
Other non-current assets		19	27
Total assets		$1,796	$2,288
Liabilities and equity
Accounts payable		$257	$257
Related party payables	Note 18	1	2
Accrued expenses	Note 12	201	232
Income tax payable		5	25
Related party short-term debt	Note 18	—	16
Other current liabilities		58	55
Total current liabilities		522	587
4.00% Convertible Senior Notes due 2024	Note 6	177	170
Related party long-term debt	Note 18	—	115
Pension liability	Note 13	20	20
Deferred tax liabilities		13	12
Operating lease non-current liabilities		66	71
Finance lease non-current liabilities		45	46
Other non-current liabilities		19	28
Total non-current liabilities		340	462
Equity
Common stock (par value $1.00, 325 million shares authorized, 112 million shares and 111 million shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)		112	111
Additional paid-in capital		2,356	2,349
Accumulated deficit		(1,524)	(1,226)
Accumulated other comprehensive (loss)/ income		(10)	5
Total equity		934	1,239
Total liabilities and equity		$1,796	$2,288
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Nine months ended September 30, 2021
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (loss)/ income	Total
Balance at beginning of period	$111	$2,349	$(1,226)	$5	$1,239
Net loss	—	—	(298)	—	(298)
Foreign currency translation	—	—	—	(15)	(15)
Stock based compensation expense	—	7	—	—	7
Issuance of common stock	1	—	—	—	1
Balance at end of period	$112	$2,356	$(1,524)	$(10)	$934

	Nine months ended September 30, 2020
	Equity attributable to
	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
Balance at beginning of period	$111	$2,343	$(681)	$(44)	$89	$1,818
Net loss	—	—	(454)	—	1	(453)
Foreign currency translation	—	—	—	14	1	15
Stock based compensation expense	—	6	—	—	—	6
Business divestiture	—	—	—	3	(91)	(88)
Balance at end of period	$111	$2,349	$(1,135)	$(27)	$—	$1,298

Veoneer, Inc.
Condensed Consolidated Statements of Cash Flow (Unaudited)
(U.S. DOLLARS IN MILLIONS)

	Nine Months Ended September 30
	2021	2020
Operating activities
Net loss	$(298)	$(453)
Depreciation and amortization	86	73
Gain on divestitures	—	(77)
Assets impairment charge	—	168
Undistributed (gain) loss from equity method investments	(12)	39
Stock-based compensation	7	6
Deferred income taxes	1	(3)
Other, net	7	3
Change in operating assets and liabilities:
Receivables, gross	15	36
Accrued expenses	(19)	45
Related party receivables and payables, net	3	4
Accounts payable	8	(8)
Prepaid expenses and other contract assets	(8)	14
Inventories, gross	(73)	15
Income taxes	(17)	20
Other current assets and liabilities, net	1	3
Net cash used in operating activities	(299)	(115)

Investing activities
Proceeds from divestitures	—	198
Capital expenditures	(46)	(70)
Equity method investment	11	9
Proceeds from sale of property, plant and equipment	—	10
Acquisition of intangible assets	—	(10)
Acquisition of business net of cash acquired	—	(33)
Net cash (used in)/ provided by investing activities	(35)	104

Financing activities
Dividend paid to non-controlling interest	—	(5)
Payments for long-term debt	(1)	(1)
Payments for short-term debt	(2)	(2)
Proceeds from exercise of stock options	1	—
Net cash used in financing activities	(2)	(8)
Effect of exchange rate changes on cash and cash equivalents	(2)	6
Decrease in cash and cash equivalents and restricted cash	(338)	(13)
Cash and cash equivalents and restricted cash at beginning of period	758	859
Cash and cash equivalents and restricted cash at end of period	$420	$846
See notes to the unaudited condensed consolidated financial statements.

Veoneer, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Note 1. Basis of Presentation
The condensed consolidated financial statements of Veoneer, Inc. (the "Company" or "Veoneer") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The accompanying unaudited condensed consolidated financial statements for Veoneer do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to Veoneer’s Audited Consolidated Financial Statements for the year ended December 31, 2020 and corresponding notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
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
Pending Merger Agreement
On October 4, 2021 Veoneer entered into a definitive agreement with SSW HoldCo LP ("SSW"), a Delaware limited partnership, SSW Merger Sub Corp, a Delaware corporation and a direct, wholly owned subsidiary of SSW ("Merger Sub"), and QUALCOMM Incorporated ("Qualcomm") providing for the acquisition of Veoneer, Inc. for $37.00 per share in an all-cash transaction, representing a total equity value for Veoneer of $4.5 billion. On October 5, 2021, Veoneer terminated the Agreement and Plan of Merger, dated July 23, 2021, by and among Veoneer, Magna International Inc., an Ontario corporation (“Magna”), and 2486345 Delaware Corporation, a Delaware corporation, providing for the acquisition of Veoneer by Magna.
At closing, SSW will acquire Veoneer by merger, shortly after which it is contemplated that SSW will sell Veoneer's dedicated software unit, referred to as the Arriver business.to Qualcomm and retain Veoneer’s Tier-1 supplier businesses. SSW Partners will lead the process of finding strong, long-term strategic partners.
The transaction has been approved by the board of directors of Veoneer and is subject to regulatory approvals including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States, certain European foreign direct investment approvals, approval by Veoneer stockholders and other customary conditions. The transaction is expected to close during 2022.
Due to the termination of Veoneer's acquisition agreement with Magna, Veoneer was obligated to pay Magna a termination fee of $110 million. In conjunction with the execution of the definitive agreement with SSW and Qualcomm providing for the acquisition of Veoneer, Qualcomm paid the termination fee directly to Magna on behalf of Veoneer on October 4, 2021.

The Company recorded approximately $11 million of merger related expenses in Other (expense)/ income, net in the unaudited Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2021.
During the third quarter, the Company implemented an employee retention bonus program to retain certain employees. The current amount of the program is approximately $16 million which will be accrued ratably over the period the bonuses are earned. During the quarter approximately $1 million was accrued and included in the merger related expenses in Other (expense)/ income, net in the unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.
Note 2. Summary of Significant Accounting Policies
A summary of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Restricted Cash
Restricted cash represents amounts designated for uses other than current operations. As of September 30, 2021 the Company has $1 million of Restricted cash related to cash collateral for other corporate purposes.
Concentration of Credit Risk
A substantial majority of the Company’s trade receivables are derived from sales to Original Equipment Manufacturers ("OEMs"). For the three and nine months ended September 30, 2021, the Company’s four largest customers accounted for 41% and 44% of net sales, respectively, and for the three and nine months ended September 30, 2020, the Company’s four largest customers accounted for 55% and 59% of net sales, respectively. Additionally, as of September 30, 2021 and December 31, 2020, these four largest customers accounted for 31% and 40% of the Company’s accounts receivables, respectively. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. The Company believes that credit risks are moderated by the financial stability of the Company’s major customers.
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

Note 3. Revenue
Disaggregation of revenue
In the following tables, revenue is disaggregated by primary region and products.
Net Sales by Region

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$111	$—	$111	$85	$—	$85
Americas	116	11	127	123	13	136
Europe	153	—	153	150	—	150
Total net sales	$380	$11	$391	$358	$13	$371
Net Sales by Region

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$310	$—	$310	$202	$24	$226
Americas	362	35	$397	283	33	$316
Europe	501	—	501	376	—	376
Total net sales	$1,173	$35	$1,208	$861	$57	$918
Net Sales by Products

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$153	$—	$153	$188	$—	$188
Active Safety products	215	—	215	170	—	170
Brake Systems	—	11	11	—	13	13
Other	12	—	12	—	—	—
Total net sales	$380	$11	$391	$358	$13	$371
Net Sales by Products

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Dollars in millions)	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$517	$—	$517	$450	$—	$450
Active Safety products	618	—	618	411	—	411
Brake Systems	—	35	35	—	57	57
Other	38	—	38	—	—	—
Total net sales	$1,173	$35	$1,208	$861	$57	$918
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
The following table summarizes the final fair values of identifiable acquired assets and assumed liabilities:

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
On August 10, 2020 Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF. The aggregate purchase price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement. The transaction closed during the third quarter of 2020 and no additional gain or loss was recognized.
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

Note 6. Debt
The Company’s short and long-term debt consists of the following:

	As of
(Dollars in millions)	September 30, 2021	December 31, 2020
Short-Term Debt:
Short-term borrowings	$4	$4
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	177	170
Other long-term borrowings	8	7
Total Debt	$189	$181
Short-Term Debt:
Short-term debt is included in Other current liabilities in the Condensed Consolidated Balance Sheets.
Long-Term Debt:
Other long-term borrowings
Other long-term borrowings are included in Other non-current liabilities in the Condensed Consolidated Balance Sheets.
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
The Company may not redeem the Notes prior to June 1, 2022. On or after this date, the Company may redeem for shares all or any portion of the Notes, at our option, if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.
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
In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component, representing the conversion option, which does not meet the criteria for separate accounting as a derivative as it is indexed to the Company's own stock, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component represents the debt discount, which is recorded as a direct deduction from the related debt liability in the unaudited Condensed Consolidated Balance Sheets and amortized to interest expense using the effective interest method over the term of the Notes. The effective interest rate on the Notes is 10%. The equity component of the Notes of approximately $46 million is included in additional paid-in capital in the unaudited Condensed Consolidated Balance Sheet and is not remeasured as long as it continues to meet the conditions for equity classification. The Company allocated transaction costs related to the Notes using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were recorded as a direct deduction from the related debt liability in the unaudited Condensed Consolidated Balance Sheet and amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component were netted with the equity component in shareholders’ equity.
The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of
(Dollars in millions)	September 30, 2021	December 31, 2020
Principal amount (face value)	$207	$207
Unamortized issuance cost	(3)	(4)
Unamortized debt discount	(27)	(33)
Net Carrying value	$177	$170
The Company recognized total interest expense related to the Notes of $5 million and $4 million for the three months ended September 30, 2021 and 2020, respectively, and $14 million and $13 million for the nine months ended September 30, 2021 and 2020, respectively, in the unaudited Condensed Consolidated Statements of Operations.
The estimated fair value of the Notes was $334 million as of September 30, 2021. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 8 "Fair Value Measurements".

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
During the first quarter of 2021, the Company announced certain restructuring activities impacting certain engineering and administrative functions to further align the Company's resources with its core product technologies and customers. During the three and nine month periods ended September 30, 2021, the Company recorded restructuring expenses of less than $1 million and $5 million, respectively. The Company recorded zero in restructuring expenses for the three and nine month periods ended September 30, 2020. The payback on such restructuring expenses is expected to be less than one year.
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
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of September 30, 2021 were foreign exchange swaps. All swaps principally match the terms and maturity of the underlying obligation and no swaps have a maturity beyond six months. All derivatives are recognized in the unaudited condensed consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied either because non-hedge accounting treatment creates the same accounting result or the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Condensed Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Condensed Consolidated Balance Sheets. The notional value of the derivatives not designated as hedging instruments was $314 million as of September 30, 2021 and $179 million as of December 31, 2020. As of September 30, 2021, derivatives not designated as hedging instruments was an asset of $6 million, and as of December 31, 2020, the derivatives not designated as hedging instruments was a liability of $1 million. There were no derivatives designated as hedging instruments.

Gains and losses on derivative financial instruments reported in Other non-operating items, net in the unaudited Condensed Consolidated Statements of Operations, for the three months ended September 30, 2021 and 2020, were a gain of $3 million and a gain of $2 million, respectively, and for the nine months ended September 30, 2021 and 2020, were a gain of $7 million and a gain of $4 million, respectively.
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
Note 9. Income Taxes
The income tax expense for the three and nine month periods ended September 30, 2021 was $3 million and $12 million, respectively. The income tax expense for three and nine month periods ended September 30, 2020 was less than $1 million and $26 million, respectively. There were no discrete items in the three and nine month periods ended September 30, 2021. Discrete items, net were a benefit of $2 million and expense of $17 million for the three and nine month periods ended September 30, 2020, respectively. The discrete item in the nine month period ended September 30, 2020 was primarily related to the tax impact of the divestiture of VNBS. Veoneer's effective tax rate differs from an expected statutory rate primarily due to the discrete item and losses in certain jurisdictions that are not benefited.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company assesses all available evidence, both positive and negative, to determine the amount of any required valuation allowance. Valuation allowances have been established for the Company’s operations in the United States, Sweden, France, Japan and China.
Note 10. Inventories
Inventories are stated at the lower of cost (according to first-in-first-out basis, "FIFO") and net realizable value. The components of inventories were as follows:

	As of
(Dollars in millions)	September 30, 2021	December 31, 2020
Raw materials	$158	$105
Work in progress	23	14
Finished products	52	51
Inventories	233	170
Inventory valuation reserve	(46)	(36)
Total inventories, net of reserve	$187	$134
Note 11. Equity Method Investment
As of September 30, 2021, the Company has two equity method investments.
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
On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of September 30, 2021 and December 31, 2020, Veoneer has contributed a total of $14 million and $12 million, respectively, to the fund. As of September 30, 2021 the Company has received a distribution of $3 million from the fund.
The carrying amounts reflected in the Condensed Consolidated Balance Sheet as of September 30, 2021 in equity method for the AutoTech approximates its fair value as of June 30, 2021, as this is the most recent information available to the Company at this time.
The profit and loss attributed to the investments is shown in the line item Gain (loss) from equity method investment in the unaudited Condensed Consolidated Statements of Operations. Veoneer’s share of Zenuity and AutoTech for the three and nine month periods ended September 30, 2021 was a gain of $3 million and of $12 million, respectively. Veoneer’s share of Zenuity and AutoTech for the three and nine month periods ended September 30, 2020 was a loss of $1 million and $39 million, respectively.
As of September 30, 2021 and December 31, 2020, the Company’s equity investment in Zenuity and Autotech amounted to $22 million and $153 million, respectively, after consideration of foreign exchange rate movements. The value of the Zenuity investment as of September 30, 2021 is zero.
Note 12. Accrued Expense

	As of
(Dollars in millions)	September 30, 2021	December 31, 2020
Operating related accruals	$57	$70
Employee related accruals	76	102
Customer pricing accruals	15	20
Product related liabilities[1]	18	19
Other accruals	35	21
Total Accrued Expenses	$201	$232
1 As of September 30, 2021 and December 31, 2020, $8 million and $9 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.

Note 13. Retirement Plans
Defined Benefit Pension Plans
The Company’s net periodic benefit costs for plans for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Service cost	$1	$1	$3	$3
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(2)	(2)
Net periodic benefit cost	$1	$1	$3	$3
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
During the nine months ended September 30, 2021 under the Company’s 2018 long-term incentive (LTI) program, certain employees received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs was 203,439 RSUs and 182,272 PSs at 100% target.
During the nine months ended September 30, 2021 under the Company’s 2021 LTI program, certain non-employee directors received restricted stock units (RSUs) with dividend equivalent rights of 36,841.
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
Veoneer recognized total stock (RSUs, PS and Stock Options) compensation cost of $2 million and $7 million for the three and nine month periods ended September 30, 2021, respectively. During the three and nine month periods ended September 30, 2020, the Company recorded $1 million and $6 million, respectively.
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
The table below summarizes the change in product related liabilities in the unaudited Condensed Consolidated Balance Sheet.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Reserve at beginning of the period	$18	$18	$19	$15
Change in reserve	2	2	4	8
Cash payments	(2)	(1)	(5)	(4)
Reserve at end of the period	$18	$19	$18	$19

For the three and nine month periods ended September 30, 2021 and 2020, cash paid primarily relates to warranty related issues. Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of September 30, 2021 and December 31, 2020, $8 million and $9 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Note 16. Loss per share
Basic loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Basic and diluted:
Net loss attributable to Veoneer	$(94)	$(132)	$(298)	$(454)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	111.96	111.59	111.83	111.55
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)[1]	111.96	111.59	111.83	111.55

Basic loss per share	$(0.84)	$(1.18)	$(2.66)	$(4.07)
Diluted loss per share	$(0.84)	$(1.18)	$(2.66)	$(4.07)
1 Shares in the diluted loss per share calculation represent basic shares due to the net loss.
In periods when the Company has a net loss, equity incentive awards are excluded from the Company's calculation of earnings per share as their inclusion would have an anti-dilutive effect. The Company excluded equity incentive awards of 665,130 and 758,551 shares for the three and nine month periods ended September 30, 2021, respectively, and 963,171 and 741,120 for the three and nine month periods ended September 30, 2020, respectively, from the diluted loss per share calculations.
The Company would elect to settle the conversion of the Notes in shares of the Company's common stock. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if the Company elected to settle the conversion wholly in shares. See Note 6 "Debt" for more information. Due to anti-dilutive effects, the Company excluded potential convertible shares due under the Notes of 9,277,305 for the three and nine month periods ended September 30, 2021 and 2020 from the diluted loss per share calculations.

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

Loss Before Income Taxes	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Electronics	$(69)	$(80)	$(230)	$(202)
Brake Systems	—	(3)	—	(37)
Segment operating loss	(69)	(83)	(230)	(239)
Corporate and other	(20)	(20)	(55)	(51)
Loss on divestiture and assets impairment charge, net	—	(24)	—	(91)
Interest and other non-operating items, net	(5)	(4)	(13)	(7)
Gain (loss) from equity method investment	3	(1)	12	(39)
Loss before income taxes	$(91)	$(132)	$(286)	$(427)

Note 18. Relationship with Former Parent and Related Entities
Transactions with Related Parties
Veoneer and Autoliv entered into transition service agreements in connection with the Spin-Off under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. For the three and nine month periods ended September 30, 2021, the Company recognized zero of expense under the agreements and less than $1 million for the three and nine month periods ended September 30, 2020. For the three and nine month periods ended September 30, 2021, the Company recognized zero of income under the TSA and less than $1 million of income for the three and nine month periods ended September 30, 2020.
Throughout the periods covered by the unaudited condensed consolidated financial statements, Veoneer sold finished goods to Autoliv and related party sales amounted to $16 million and $57 million for the three and nine month periods ended September 30, 2021, respectively, and $18 million and $48 million for the three and nine month periods ended September 30, 2020, respectively.
Related Party Balances
Amounts due to and due from related parties are summarized in the below table:

Related Party	As of
(Dollars in millions)	September 30, 2021	December 31, 2020
Related party receivables	$5	$9
Related party payables	1	2
Related party short-term debt	—	16
Related party long-term debt	—	115
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
For the nine months ended September 30, 2021 and 2020, the Company entered into arrangements with financial institutions and sold $190 million and $38 million, respectively, of trade receivables without recourse and $47 million and $10 million, respectively, of bank notes without recourse, which qualify as sales as all rights to the trade and notes receivable have passed to the financial institution.

As of September 30, 2021, the Company had $1 million of trade notes receivables that remain outstanding and will mature within the fourth quarter of 2021. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.

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
Executive Overview
Veoneer showed strong operational performance during the third quarter. Despite a sequential drop in the light vehicle production of 12%, our net sales were essentially flat, sequentially. Through our Market Adjustment Initiatives, we also managed to improve our gross profit and reduce our operating loss sequentially and year-over-year.
The global underlying demand for all of our products remains very strong, but as is true for many industries and companies today, semiconductor shortages and supply chain constraints continue to hamper our growth. We are managing this situation daily, and are doing our utmost to support our customers through this difficult situation.
The gradual weakening of the LVP during the quarter was especially challenging where we saw a temporary buildup of inventory which is reflected in our working capital and cash flow. We have taken initiatives to rectify the situation and view this as another sign of our discipline and executional strength as the full year 2021 LVP expectation eroded from a 14% growth in the beginning of the year, to virtually flat growth from the depressed COVID-19 pandemic levels in 2020.
We continue to see strong momentum for our technologies and products. During the quarter the high-volume Subaru Forrester was launched with our stereo vision camera. We also launched our 9th customer for Monovision, we announced that we are delivering key technologies for Mercedes S-Class upgrade to level 3 capabilities, and we had the first public demonstration of the Arriver-Snapdragon Ride solution to great feedback at the IAA Show in Munich.
Following the end of the quarter, we announced that we signed a merger agreement with SSW and Qualcomm for the acquisition of Veoneer by SSW and subsequent transfer of Arriver to Qualcomm. The Board of Directors determined that the $37 per share, all cash transaction offered by SSW and Qualcomm was superior to the previous transaction agreement with

Magna International. The proposed transaction with SSW and subsequent SSW-Qualcomm transaction are pending and subject to various conditions and we will provide updates as appropriate.
Our focus continues to be on the day-to-day execution, delivering to our customers, overcoming shortages and logistics issues, and continuing to develop our products and technologies.
COVID-19 and Supply Constraint Commentary
Veoneer is executing to minimize the impact from the supply chain constraints in semiconductors. These effects are likely to remain at least until the end of 2021 although we do expect a gradual recovery to take place. Currently it is hard to predict the pace of the recovery, but as underlying consumer demand continues to look strong, we anticipate a gradual recovery in 2022.
For 2021 and the upcoming years, the most important driver for Veoneer’s business is new customer and technology launches, which we continue to expect to drive out-performance as compared to the global LVP.
As noted in prior results announcements, in response to the pandemic, the Company continues to expand its Market Adjustment Initiatives ("MAIs") to further mitigate the impact of the pandemic on its cash flow and operating results.
The COVID-19 pandemic continues to cause significant uncertainty in the global economy. This includes the automotive industry and the global LVP for 2021 and the upcoming years ahead, which are dependent on underlying consumer demand. Simultaneously and triggered by the COVID-19 pandemic, the automotive industry, like other industries dependent on semiconductors, is experiencing challenges in the supply of Semiconductors. This supply constraint and other uncertainties may continue to have an adverse effect on industry performance and our business. The health and safety of our associates continues to be our first priority, and we are taking the necessary actions to continue to protect our associates, safeguard our operations and meet our customers' needs while managing through these unprecedented circumstances.
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
Global Regulatory and Test Rating Developments
Europe continues to take a proactive role in promoting or requiring Active Safety technologies. The European New Car Assessment Program (“NCAP”) continuously updates its test rating program to include more active safety technologies to help the European Union reach its target of cutting road fatalities by 50% by 2030, as compared to 2020. In order to help our industry to overcome the situation with respect to the COVID-19 pandemic, Euro NCAP postponed the rollout of upcoming road map updates by one year (from 2022 to 2023 and from 2024 to 2025). However, this should not change the overall trend towards introduction of new roadmap requirements, which are just delayed by one year.
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
Market Overview

Millions (except where specified) IHS Markit as of October 15, 2021	Light Vehicle Production by Region - 2021
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Third Quarter 2021	5	2	2	3	3	0	16
Change vs. 2020	(16)%	(24)%	(5)%	(23)%	(30)%	1%	(19)%

For the third quarter of 2021, the global light vehicle production (according to IHS Markit) decreased by approximately (20)% mainly due to the global outbreak of the COVID-19 pandemic in 2020. Every major vehicle producing geography was still impacted by the pandemic including: China (16)%, Europe (30)%, South Korea (17)%, North America (26)% and Japan (24)%.

Millions (except where specified) IHS as of October 15, 2021	Light Vehicle Production by Region - 2021
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year 2021	22	7	11	14	16	2	72
Change vs. 2020	(1)%	(5)%	10%	1%	(4)%	12%	0%
For the full year of 2021, global light vehicle production (according to IHS Markit) is expected to be flat, due the anticipated full year effects of the COVID-19 pandemic. All major vehicle producing geographies are expected to be impacted by the pandemic including: China (1)%, Europe (4)%, South Korea (2)%, North America (1)% and Japan (5)%. The global LVP of approximately 72 million is at the same level as 2020.

Results of Operations
Three Months Ended September 30, 2021 as compared to Three Months Ended September 30, 2020
The following analysis illustrates Veoneer’s overall and by segment performance for the three months ended September 30, 2021 and 2020 along with components of change as compared to the prior year.
Net Sales by Product
The following tables illustrate Veoneer’s consolidated net sales by product for the three months ended September 30, 2021 and 2020 along with components of change as compared to the prior year.

Net Sales	Three Months Ended September 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2021	2020	US GAAP Reported Change		Currency		Organic[1]
	$	$	$	%	$	%	$	%
Restraint Control Systems	153	188	(35)	(19)%	5	2%	(40)	(21)%
Active Safety	215	170	45	27%	4	3%	41	24%
Brake Systems	11	13	(2)	(18)	—	—%	(2)	(18)%
Other	$12	$—	$12	—	$—	—	$12	—
Total	$391	$371	$20	5%	$9	2%	$11	3%
1 Non-U.S. GAAP measure reconciliation for organic sales
Net Sales - Veoneer’s net sales for the quarter of $391 million increased by 5% as compared to 2020. The organic sales1 increased by 3% and the net currency translation effects were positive by 2%. Given that the LVP growth expectations declined by around 17pp from the beginning of the quarter to (20%) (according to IHS Markit), our net sales were also lower than our expectations from the beginning of the quarter. Veoneer outperformed the LVP in all regions, except rest of Asia which accounts for only around 4% of net sales.
According to IHS Markit, the main reason for the downward revisions of the LVP (from the beginning of the quarter) is the semiconductor shortages, which reduced the LVP during the quarter by close to 3.5 million vehicles.
Restraint Control Systems - Net sales for the quarter of $153 million decreased by 19% as compared to 2020. Our organic sales decline of 21%, was essentially in line with the underlying LVP changes, primarily driven by the semiconductor shortages.
Active Safety - Net sales for the quarter of $215 million increased by 27% as compared to 2020. The organic sales increase was 24%, primarily driven by an intense launch period that started in Q1 2020 and will continue throughout the remainder of 2021 and into 2022 and 2023. Asia saw the strongest growth during the quarter, driven by the continued industry wide ramp up phase for Active Safety in China and the continued ramp up of our Subaru customer programs in Japan.
Strong volume demand for mono, stereo and thermal camera systems, ADAS ECUs and driver monitoring systems on several models, and across multiple customers drove the increase in organic sales. Radar systems also continued to grow, although at a slower rate, reflecting a continued successful transition to 77GHz radars.
Brake Systems and Other - The combined net sales for the quarter was $23 million. The Brake Systems sales of $11 million are related to the Honda legacy business and $12 million of Other sales are Brake ECUs to ZF.

Electronics Segment	Three Months Ended September 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2021		2020		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	380		358		22	—	$10	2%	$12	4%
Operating Loss / Margin	$(69)	(18)%	$(80)	(22.2)%	11
Segment EBITDA1 / Margin	$(40)	(11)%	$(53)	(14.9)%	$13
Associates	7,117		7,329		$(212)
1 Non-U.S. GAAP measure reconciliation for organic sales and Segment EBITDA

Net Sales - Net sales for the Electronics segment increased by $22 million to $380 million for the quarter as compared to 2020. This sales increase was mainly due to the organic sales1 increase in Active Safety of $45 million and positive net currency translation effects of $10 million, which was partially offset by decline in Restraint Control Systems of $35 million.
Operating Loss - Operating loss for the Electronics segment of $69 million for the quarter decreased by $11 million as compared to 2020. This decrease is mainly due to the RD&E, net of $22 million, which was partially offset by one time expenses of $11 million related to pending merger with SSW and Qualcomm.
EBITDA1 - EBITDA loss for the Electronics segment decreased by $13 million to negative $40 million for the quarter as compared to 2020. This change is mainly due to the operating loss improvement for the segment.
Associates - Associates, net in the Electronics segment decreased by 212, net to 7,117 as compared to 2020, mainly due to a net decrease in RD&E associates of more than 258.
Deliveries - Deliveries during the quarter were 2.9 million units for Restraint Controls Systems and 2.6 million units for Active Safety.

Corporate and Other	Three Months Ended September 30
(Dollars in millions, except where specified)	2021		2020		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	$11		$4		$7	197%
Operating Loss / Margin	$(20)	(173)%	$(20)	—%	$—
EBITDA1 / Margin	$(20)	(168)%	$(20)	—%	$—
Associates	126		104		22
1 Non-U.S. GAAP measure reconciliation for EBITDA
Net Sales - Net Sales of $11 million for the third quarter reflects the legacy Honda Brake Systems business after the VBS-US divestiture.
Associates - Associates, net increased by 22 to 126 for the quarter as compared to 2020 due to the associates now included in Corporate and Other related to supporting the legacy Honda Brake Systems business.
Operating Loss and EBITDA1 - Operating and EBITDA loss of negative $20 million was unchanged as compared to 2020.

Veoneer Performance

Income Statement	Three Months Ended September 30
(Dollars in millions, except per share data)	2021		2020
	$	%	$	%	Change
Net sales	$391		$371		$20
Cost of sales	(326)	(83.4)%	(317)	(85.4)%	(9)
Gross profit	$65	16.6%	$54	14.6%	$11
Selling, general & administrative expenses	(38)	(9.7)%	(43)	(11.5)%	5
Research, development & engineering expenses, net	(102)	(26.1)%	(124)	(33.4)%	22
Amortization of intangibles	(2)	(0.5)%	(1)	(0.4)%	(1)
Other (expense)/ income, net	(12)	(3.0)%	11	2.9%	(23)
Operating loss	$(89)	(22.7)%	$(103)	(27.8)%	$14
Loss on divestiture and assets impairment charge, net	—	0.0%	(24)	(6.4)%	24
Gain (loss) from equity method investments	3	0.8%	(1)	(0.3)%	4
Interest income	1	0.1%	1	0.4%	—
Interest expense	(5)	(1.3)%	(5)	(1.4)%	—
Other non-operating items, net	(1)	(0.1)%	—	0.0%	(1)
Loss before income taxes	$(91)	(23.1)%	$(132)	(35.6)%	$41
Income tax expense	(3)	(0.8)%	—	0.1%	(3)
Net loss[1]	$(94)	(24.0)%	$(132)	(35.5)%	$38
Less: Net gain (loss) attributable to non-controlling interest	—	0.0%	—	0.0%	—
Net loss attributable to controlling interest	$(94)	(24.0)%	$(132)	(35.5)%	$38
Net loss per share – basic[2]	$(0.84)		$(1.18)		$0.34
Weighted average number of shares outstanding [2]	111.96		111.59		0.37
1 Including Corporate and other sales.
2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - Gross profit for the quarter of $65 million was $11 million higher as compared to 2020. The YoY improvement was mainly driven by the organic sales1 growth resulting from the continued ramp up of recent vehicle launches, along with the continued benefits from the MAIs. These positive effects were partly mitigated by higher costs related to supply chain constraints of approximately $2 million. The currency impact was $3 million
Operating Loss - Operating loss for the quarter of $89 million decreased by $14 million as compared to 2020, mainly due to the higher sales and the continued effects from the MAIs, while net currency effects were $3 million.
RD&E, net of $102 million decreased by $22 million for the quarter as compared to 2020, mainly as a result of lower personnel costs and higher customer reimbursements.
SG&A expense of $38 million for the quarter decreased by around $5 million as compared to 2020 reflecting the continued effects from our efficiency focus under the MAI program.
Other expense net of $12 million was mainly due to extra costs relating to the on-going merger transaction.
Net Loss - Net loss for the quarter of $94 million decreased by $38 million as compared to 2020, when the net loss was negatively affected by a non-cash impairment charge of $24 million related to the dissolution of the Zenuity joint venture in 2020.
Interest, net and other non-operating items, net combined for the quarter of $5 million, increased by $1 million as compared to 2020.
Income tax expense of $3 million for the quarter increased by $3 million as compared to 2020. There were no discrete tax items during the quarter.

Loss per Share - The loss per share of $0.84 for the quarter decreased by $0.34 per share as compared to a loss of $1.18 per share for the same period in 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following analysis illustrates Veoneer’s overall and by segment performance for the nine months ended September 30, 2021 and 2020 along with components of change compared to the prior year.
Net Sales by Product
The following tables illustrate Veoneer’s consolidated net sales by product for the nine months ended September 30, 2021 and 2020 along with components of change compared to the prior year.

Net Sales	Nine Months Ended September 30				Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2021	2020	US GAAP Reported Change		Currency		Divestiture		Organic[1]
	$	$	$	%	$	%	$	%	$	%
Restraint Control Systems	517	450	67	15%	20	5%	—	—%	47	10%
Active Safety	618	411	207	50%	26	6%	—	—%	181	44%
Brake Systems	35	57	(22)	(37)%	—	—%	(24)	(43)%	2	11%
Other	38	—	38	—%	—	—%	—	—%	38	—%
Total	$1,208	$918	$290	32%	$46	5%	$(24)	(3)%	$268	30%

1 Non-U.S. GAAP measure reconciliation for organic sales
Net Sales - Veoneer’s net sales for the first nine months increased by 32% to $1208 million as compared to 2020. Our organic sales1 grew 30%, as compared to the 10% increase in LVP for the same period (according to IHS Markit). The remainder of the increase was from net currency translation effects of 5%, and the impact from the brake system divestiture of $(24) million.
During the first nine months, the organic sales increased in North America, Europe and Asia by 26%, 24% and 42%, respectively. The strong organic sales growth reflects the rebound from the negative COVID-19 effects in 2020 which started to affect China in the first quarter and the rest of the world in the second quarter. This strong organic growth was further driven by Veoneer's intense launch period which started in the first quarter 2020 and will continue throughout the remainder of 2021 and into 2022 and 2023.
Restraint Control Systems - Net sales for the first nine months of $517 million increased by 15% as compared to 2020. The organic sales increase of 10% was primarily due to the LVP increase driving higher volumes in all regions.
Active Safety - Net sales for the first nine months increased by 50% to $618 million as compared to 2020. This increase was primarily driven by the organic sales growth of 44%. The strong outperformance compared to the LVP was driven by all regions.
As part of Veoneer's on-going strong launch phase as well as the rebound from the negative COVID-19 effects in 2020 all product areas within Active Safety showed strong growth. Radar systems and vision contributed in particular, but also night vision, Driver Monitoring Systems and ADAS ECU's experienced strong growth based on new launches.
Brake Systems and other - Organic sales for the first nine months increased by 126% to $73 million as compared to 2020, mainly driven by sales of brake ECU's to ZF.

Electronics Segment	Nine Months Ended September 30						Components of Change vs. Prior Year
(Dollars in millions, except where specified)	2021		2020		US GAAP Reported Change		Currency		Organic[1]
	$	%	$	%	$	%	$	%	$	%
Net Sales	1,173		861		312	36	46	5%	266	31%
Operating Loss / Margin	(230)	(19.6)%	(202)	(23.5)%	(28)
Segment EBITDA1 / Margin	(146)	(12.4)%	(132)	(15.3)%	(14)
Associates	7,117		7,329		(212)
1 Non-U.S. GAAP measure reconciliation for organic sales and Segment EBITDA
Net Sales - The net sales for the Electronics segment increased by $312 million to $1,173 million for the first nine months as compared to 2020. This sales increase was mainly due to the organic sales1 increase in Active Safety and Restraint Control Systems of $181 million and $47 million, respectively, along with the currency translation effects of $46 million.
Operating Loss - The operating loss for the Electronics segment of $230 million for the first nine months increased by $28 million as compared to 2020, primarily due to the higher than normal engineering reimbursements and one-time expenses of $11 million related to pending merger with SSW and Qualcomm.
EBITDA1 - The EBITDA loss for Electronics segment increased by $14 million to negative $146 million for the first nine months as compared to 2020. This change is mainly due to the increase in depreciation and amortization and increase in gain from equity method investment.
Associates - Associates in the Electronics segment decreased by 212 net to 7,117 as compared to the prior year, mainly due to a decrease in RD&E associates.
Deliveries - The deliveries during the first nine months were 10.1 million units for Restraint Controls Systems and 7.2 million units for Active.

Corporate and Other	Nine Months Ended September 30
(Dollars in millions, except where specified)	2021		2020		US GAAP Reported Change
	$	%	$	%	$	%
Net Sales	$35		$4		$31	843%
Operating Loss / Margin	$(55)	(154)%	$(51)	—%	$(4)
EBITDA1 / Margin	$(53)	(149)%	$(50)	—%	$(3)
Associates	126		104		22
1 Non-U.S. GAAP measure reconciliation for EBITDA
Operating Loss and EBITDA1 - The operating and EBITDA loss for Corporate and other for the first nine month increased by $4 million to an operating loss of $55 million and EBITDA of $(53) million as compared to 2020. This increase was primarily due to increase associate related costs.
Associates - The number of associates increased by 22 to 126 from the prior year due to the associates now included in Corporate and Other related to supporting the legacy Honda Brake Systems business.

Veoneer Performance

Income Statement	Nine Months Ended September 30
(Dollars in millions, except per share data)	2021		2020
	$	%	$	%	Change
Net sales	$1,208		$918		$290
Cost of sales	(1,025)	(84.9)%	(808)	(88.0)%	(217)
Gross profit	$183	15.1%	$110	12.0%	$73
Selling, general & administrative expenses	(118)	(9.8)%	(124)	(13.5)%	6
Research, development & engineering expenses, net	(326)	(27.0)%	(299)	(32.6)%	(27)
Amortization of intangibles	(6)	(0.5)%	(4)	(0.5)%	(2)
Other (expense)/ income, net	(18)	(1.4)%	27	3.1%	(45)
Operating loss	$(285)	(23.6)%	$(290)	(31.6)%	$5
Loss on divestiture and assets held for sales, net	—	0.0%	(91)	(9.9)%	91
Gain (loss) from equity method investments	12	1.0%	(39)	(4.2)%	51
Interest income	2	0.2%	8	0.9%	(6)
Interest expense	(16)	(1.3)%	(15)	(1.6)%	(1)
Other non-operating items, net	1	0.0%	—	(0.1)%	1
Loss before income taxes	$(286)	(23.7)%	$(427)	(46.6)%	$141
Income tax expense	(12)	(1.0)%	(26)	(2.8)%	14
Net loss[1]	$(298)	(24.7)%	$(453)	(49.4)%	$155
Less: Net Income attributable to non-controlling interest	—	0.0%	1	(0.2)%	(1)
Net loss attributable to controlling interest	$(298)	(24.7)%	$(454)	(49.5)%	$156
Net loss per share – basic[2]	$(2.66)		$(4.07)		$1.41
Weighted average number of shares outstanding [2]	111.83		111.55		0.29
1 Including Corporate and other sales. 2 Basic number of shares in millions used to compute net loss per share. Participating share awards without right to receive dividend equivalents are (under the two-class method) excluded from EPS calculation.
Gross Profit - The gross profit for the first nine months of $183 million was $73 million higher as compared to 2020. The strong organic sales1 growth as well as continued benefit from the MAIs were the key contributors, which more than offset the extra costs related to supply chain constraints. Net currency effects were $13 million. The brake systems divestiture impact was $(4) million
Operating Loss - The operating loss for the first nine months of $285 million was $5 million lower as compared to 2020. The underlying operating performance improved more YoY, however this effect was partly offset by above normal engineering reimbursements in the second quarter of 2020. Net currency effects were $1 million and the brake systems divestiture impact was $(1) million.
RD&E, net of $326 million increased by $27 million as compared to 2020, due to $81 million higher than normal engineering reimbursements in the second quarter of 2020, which was partly offset by a lower underlying RD&E run rate and the brake system divestiture impact of $28 million.
SG&A expense of $118 million for the first nine months decreased by $6 million as compared to 2020 including a $1 million positive impact from the brake system divestiture.
Other income and amortization of intangibles combined were $47 million lower for the first nine months as compared to 2020 mainly due to the temporary positive effects from the divestiture of the brake systems joint venture in the first half of 2020, merger related costs of approximately $11 million and restructuring related costs year to date of approximately $5 million.
Net Loss - The net loss for the first nine months of $298 million decreased by $155 million as compared to 2020, primarily due to the strong organic sales growth and lower net costs related to the divestiture of the Zenuity joint venture and non-cash net loss on the divestiture of the brake systems business in 2020.
Interest expense, net for the first nine months was $7 million higher as compared to 2020 due to lower interest income. Other non-operating items, net of $1 million improved by $1 million.

Income tax expense of $12 million for the first nine months was $14 million lower as compared to 2020. This was primarily due to a discrete tax expense of $22 million on the VNBS sale in 2020.
The non-controlling interest expense was $1 million favorable as compared to 2020, when it was $(1) million, due to the brake systems divestiture.
Loss per Share - The loss per share of $2.66 for the first nine months decreased by $1.41 as compared to 2020, mainly due to the net loss effect mentioned above.
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

Reconciliations of U.S. GAAP to Non-U.S. GAAP Financial Measures

Net Loss to EBITDA	Three Months Ended September 30		Nine Months Ended September 30		Last 12 Months	Full Year 2020
Dollars in millions	2021	2020	2021	2020
Net Loss	$(94)	$(132)	$(298)	$(454)	$(390)	$(544)
Loss on divestiture and assets impairment charge, net	—	24	—	91	—	91
Depreciation and amortization	29	26	86	73	116	103
(Gain)/ loss from equity method investment	(3)	1	(12)	39	(11)	39
Interest and other non-operating items, net	5	4	13	8	21	16
Income tax expense	3	—	12	26	18	32
EBITDA	$(60)	$(77)	$(199)	$(217)	$(246)	$(263)

Segment EBITDA to EBITDA	Three Months Ended September 30		Nine Months Ended September 30		Last 12 Months	Full Year 2020
Dollars in millions	2021	2020	2021	2020
Electronics	$(40)	$(53)	$(146)	$(132)	$(182)	$(167)
Brake Systems	—	(4)	—	(35)	—	(35)
Segment EBITDA	$(40)	$(57)	$(146)	$(167)	$(182)	$(202)
Corporate and other	(20)	(20)	(53)	(50)	(64)	(61)
EBITDA	$(60)	$(77)	$(199)	$(217)	$(246)	$(263)

Working Capital to Net Working Capital	September 30, 2021	September 30, 2020	December 31, 2020	December 31, 2019
Dollars in millions
Total current assets	$943	$1,273	$1,244	$1,649
less Total current liabilities	522	547	587	591
Working Capital	$421	$726	$657	$1,058
less Cash and cash equivalents	(420)	(846)	(758)	(859)
less Short-term debt	4	3	4	3
less Net of Assets and Liabilities held for sale	—	—	—	(199)
Net Working Capital	$5	$(117)	$(97)	$3

Cash Flow before Financing Activities	Three Months Ended September 30		Nine Months Ended September 30		Last 12 Months	Full Year 2020
Dollars in millions	2021	2020	2021	2020
Net cash provided by (used in) Operating Activities	$(120)	$1	$(299)	$(115)	$(376)	$(192)
Plus Net cash provided by (used in) Investing Activities	(17)	5	(35)	104	(54)	85
Cash flow before Financing Activities	$(137)	$6	$(334)	$(11)	$(430)	$(107)

Liquidity and Capital Resources
Liquidity
As of September 30, 2021, the Company had cash and cash equivalents and restricted cash of $419 million and $1 million, respectively.
The Company's primary source of liquidity is its existing cash balance of $420 million, which will primarily be used for ongoing working capital requirements and capital expenditures. The Company believes that its existing cash resources will be sufficient to support its current operations for at least the next twelve months.
The Company has no material obligations other than short-term obligations related to operations, inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.

Autotech - On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and, as a limited partner, will periodically make capital contributions toward this total commitment amount. As of September 30, 2021, Veoneer contributed a total of $14 million to the fund. The initial term of the fund is set to expire on December 31, 2025. This fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of active safety and autonomous driving. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control, and conduct the affairs of the partnership.
Zenuity - During the first nine months of 2021, the Company received a dividend of SEK 108 million (approximately $13 million) in cash (representing 50%, with the remainder received by VCC) from Zenuity. In addition, the Company received a dividend of SEK 1,067 million (approximately $127 million) which was settled net against Related party short-term and long-term debt related to Zenuity's intellectual property that Veoneer acquired the right to use during the Zenuity split.
Cash Flows

Selected Cash flow items	Nine Months Ended September 30
(Dollars in millions, except where specified)	2021	2020
Net working capital[1]	$5	$(117)
Net cash used in operating activities	$(299)	$(115)
Capital expenditures	$(46)	$(70)
Equity method investments	$11	$9
Net cash (used in) provided by investing activities	$(35)	$104
Cash flow before financing activities[1]	$(334)	$(11)
Net cash used in financing activities	$(2)	$(8)
1 Non-U.S. GAAP measure, see reconciliation above
Days receivables outstanding, outstanding receivables relative to average daily sales was 56 days for September 30, 2021, as compared to 51 days at September 30, 2020. This decrease is mainly due to sharp increase in organic sales in the second quarter of 2021. Days inventory outstanding, outstanding inventory relative to average daily sales was 44 days for September 30, 2021, as compared to 31 days at September 30, 2020. This ratio decreased due to the year-over-year sales sharp increase of customer demand during the second quarter due to the rebound from the negative COVID-19 effects in 2020.
Net cash used in operating activities - Net cash used in operating activities of $299 million during the first nine months was $184 million higher as compared to 2020. The change was primarily driven by the net working capital change, which was partly offset by the lower net loss.
Net cash (used in)/provided by investing activities - Net cash used in investing activities of $35 million during the first nine months was $139 million lower as compared to 2020. This was mainly due to the proceeds from the VNBS divestiture of $176 million in 2020.
Cash flow before financing activities1 - The cash flow before financing activities of $(334) million for the first nine months was $323 million lower compared to 2020 mainly due to the VNBS divestiture in 2020 and timing effects in working capital.
Net Working Capital1 - The net working capital increase by $122 million for the first nine months as compared to 2020 was mainly due to timing effect related to a build up of inventory and the COVID-19 impact in 2020.
Capital Expenditures - Capital expenditures of $46 million for the first nine months decreased by $24 million as compared to 2020 mainly due to lower investments in facility expansions. The benefit of the VNBS-Asia divestiture was $1 million.
Cash and cash equivalents - At the end of the quarter the company had cash and cash equivalents of $420 million, compared to $758 million at the end of the fourth quarter 2020.

Number of Associates

		September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
TOTAL		7,242	7,303	7,512	7,543	7,433
Whereof:	Direct Manufacturing	1,431	1,452	1,489	1,452	1,370
	RD&E	4,196	4,221	4,408	4,476	4,454
	Temporary	1,196	1,257	1,372	1,359	1,258
Associates, net decreased by 61 to 7,242 during the quarter as compared to 7,303 in the previous quarter.
The decrease was mainly attributable to a decrease in RD&E associates and to a lesser extent in direct labor. The decreases were a result of the on-going MAIs.
Compared to September 30, 2020 the total number of associates decreased by 191. In support of increased production volumes direct manufacturing associates increased by 61, while RD&E staff decreased by 258 as a part of our on-going MAIs.
Significant Legal Matters
For discussion of legal matters we are involved in, see Note 15 "Contingent Liabilities" to the condensed consolidated financial statements included herein.
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
Significant Accounting Policies and Critical Accounting Estimates
See Note 2 “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, there have been no material changes to the information related to quantitative and qualitative disclosures about market risk that was provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
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
For a description of our material legal proceedings, see Note 15 Contingent Liabilities – Legal Proceedings to our unaudited condensed consolidated financial statements included herein, which is incorporated herein by reference.
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
Risks Related to the Merger
The announcement and pendency of our agreement to be acquired by Qualcomm Incorporated and SSW HoldCo LP may have an adverse effect on our business, financial condition, operating results and cash flows.
On October 4, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SSW HoldCo LP ("SSW"), a Delaware limited partnership, SSW Merger Sub Corp, a Delaware corporation and a direct, wholly owned subsidiary of SSW (“Merger Sub”) and QUALCOMM Incorporated ("Qualcomm" and, together with SSW, the "Acquiring Parties"), pursuant to which Merger Sub will, upon the terms and subject to the conditions set forth in the Merger Agreement, merge with and into us, and we will survive such merger as a wholly-owned subsidiary of SSW (the “Merger”). Shortly after the consummation of the Merger it is contemplated that certain Investment and Separation Matters Agreement, dated October 4, 2021, by and among Qualcomm, SSW and, solely for the purposes of Article V and Sections 2.3 and 2.4 thereof, Merger Sub, our non-Arriver businesses (which are Tier-1 supplier businesses) will be extracted from us and thereafter the Arriver business will be sold to Qualcomm by way of a merger of us with and into a designated subsidiary of Qualcomm (or its designated affiliate), and we will survive such merger as a wholly owned subsidiary of Qualcomm (or its designated affiliate).
Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (subject to limited exceptions) will be cancelled and automatically converted into the right to receive $37.00 in cash, without interest and subject to any applicable withholding taxes.
Uncertainty about the effect of the proposed Merger on our employees, vendors, suppliers, partners, customers and other third parties may disrupt our sales and marketing, collaborative technology development relationships and/or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. The proposed Merger may have a material adverse effect on our ability to attract, retain and motivate employees as current and prospective employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business, financial condition, operating results and cash flows. The proposed Merger may have a material adverse effect on our ability to maintain current relationships or establish relationships with vendors, suppliers, partners, customers and other third parties, as such parties may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their current relationships with us. Parties with whom we otherwise may have sought to establish relationships may seek alternative relationships with third parties.
The pursuit of the Merger and planning for the integration may place a significant burden on management and other internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our business, financial condition and operating results.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without the Acquiring Parties’ consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.
The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.
Completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders, the expiration or termination of applicable waiting periods and the receipt of applicable approvals or consents under antitrust and competition laws and foreign investment laws in certain jurisdictions. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In addition, developments beyond our control, including but not limited to changes in domestic or global economic conditions, may affect the timing or success of the Merger. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock.
If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, in the event the Merger is not consummated, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $110.0 million and reimburse the $110.0 million termination fee paid by Qualcomm to Magna International Inc. (“Magna”) in satisfaction of our obligations in connection with the termination of our Agreement and Plan of Merger with Magna. Further, a failure to complete the Merger may result in negative publicity, negative impressions of us in the financial markets and investment community and negative responses from employees, vendors, suppliers, partners, customers and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, vendors, suppliers, partners, customers and other third parties, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.
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
These regulatory and governmental entities may impose conditions on the granting of such approvals and if such regulatory and governmental entities seek to impose such conditions, lengthy negotiations may ensue among such regulatory or governmental entities, the Acquiring Parties and us. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger and such conditions may not be satisfied for an extended period of time.
We cannot assure you that these regulatory clearances and approvals will be obtained in a timely manner or obtained at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of regulatory remedies on the completion of the Merger, including requiring changes to the terms of the Merger Agreement. These conditions or changes could result in the conditions to the closing of the Merger not being satisfied. The special meeting of our stockholders at which the adoption and approval of the Merger Agreement will be considered may take place before all of the required regulatory approvals have been obtained and before regulatory remedies, if any, are known. In this event, if the stockholder approval is obtained, we and the Acquiring Parties may subsequently agree to regulatory remedies without further seeking stockholder approval, except as required by applicable law, even if such regulatory remedies could have an adverse effect on us, the Acquiring Parties or the surviving corporation.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.
Under the Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. Further, subject to limited exceptions, the Merger Agreement contains restrictions on our ability to pursue other alternatives to the Merger and, in specified circumstances, could require us to pay the Acquiring Parties a termination fee of $110.0 million and reimburse the $110.0 million termination fee paid by Qualcomm to Magna in satisfaction of our obligations in connection with the termination of our Agreement and Plan of Merger with Magna. Such restrictions may discourage or deter a third party that may be willing to pay more than the Acquiring Parties for our common stock from considering or proposing an alternative transaction with us. Notwithstanding the foregoing, in no event will the termination fee or the reimbursed termination fee be paid to the Acquiring Parties more than once. For additional information regarding these restrictions, refer to Veoneer's proxy statement on Schedule 14A filed with the Securities and Exchange Commission on Octobr 25, 2021.
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

2.1
Agreement and Plan of Merger, dated as of July 22, 2021, among Veoneer, Inc., Magna International Inc. and 2486345 Delaware Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (filing date July 23, 2021).**

2.2
Agreement and Plan of Merger, dated as of October 4, 2021, among Veoneer, Inc., Qualcomm Incorporated, SSW HoldCo LP and SSW Merger Sub Corp (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (filing date October 4, 2021).**

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

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (filing date May 29, 2019).

10.1	Veoneer, Inc. 2021 Stock Incentive Plan, incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2021.

31.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer of Veoneer, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted Inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Condensed Consolidated Statements of Operations (Unaudited); (ii) the Condensed Consolidated Statements of Comprehensive Loss (Unaudited); (iii) the Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Changes in Equity (Unaudited); (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to unaudited condensed consolidated financial statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan.
**	The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 26, 2021
VEONEER, INC.
(Registrant)

By:	/s/ Ray Pekar
Ray Pekar
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)