Form 10-K
period 2021-12-31
Veoneer, Inc.
filed 2022-02-17
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2021 Commission File No.: 001-38471

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes:  ☐    No:  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021 (the last business day of the most recently completed second fiscal quarter) was approximately $2.58 billion.
As of February 11, 2022, there were 112,019,245 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for the registrant's 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's fiscal year ended December 31, 2021.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements relating to the completion of the merger. In this context, forward-looking statements often address expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” “will,” “would,” “target,” similar expressions, and variations or negatives of these words. The reader is cautioned not to rely on these forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the proposed merger and the anticipated benefits thereof. These and other forward-looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements, including the failure to consummate the proposed acquisition of Veoneer pursuant to the definitive Agreement and Plan of Merger (the “merger agreement”) among Veoneer, Qualcomm Incorporated ("Qualcomm"), SSW Holdco LP ("SSW") and SSW Merger Sub Corp., a Delaware corporation and a direct, wholly owned subsidiary of SSW, or to make any filing or take other action required to consummate such merger in a timely matter or at all. The inclusion of such statements should not be regarded as a representation that any plans, estimates or expectations will be achieved. You should not place undue reliance on such statements. Risks and uncertainties include, but are not limited to: (i) the merger may involve unexpected costs, liabilities or delays; (ii) the failure to satisfy the conditions to the consummation of the transaction , including that no governmental authority in certain jurisdictions has enacted, issued, promulgated, enforced or entered any law or order which has the effect of restraining, enjoining, rendering illegal or otherwise prohibiting consummation of the Merger; (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; (iv) operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) may be greater than expected; (v) risks related to diverting management attention from ongoing business operations; (vi) the business of Veoneer may suffer as a result of uncertainty surrounding the merger or the potential adverse changes to business relationships resulting from the proposed merger; and (vii) the outcome of any legal proceedings that may be instituted against Veoneer or Qualcomm and SSW related to the merger agreement or the transaction contemplated thereby.
New risks and uncertainties arise from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Factors that could cause actual results to differ materially from these forward-looking statements include, without limitation, the following: ggeneral economic conditions such as high inflation; the cyclical nature of automotive sales and production; changes in general industry and market conditions or regional growth or decline; further decreases in light vehicle production; the impact of COVID-19 on our customers and their production and product launch schedules; the impact of COVID-19 on the Company’s financial condition, business operations and liquidity; the impact of COVID-19 on our suppliers and availability of components for our products; the development and commercial success of the software and integrated platform contemplated by the our cooperation agreement with Qualcomm Technologies; our ability to achieve the intended benefits from our separation from our former parent; our ability to be awarded new business or loss of business from increased competition; higher than anticipated costs and use of resources related to developing new technologies; higher raw material, energy and commodity costs; supply chain disruptions and component shortages impacting the Company or the automotive industry; changes in customer and consumer preferences for end products; market acceptance of our new products; dependence on and relationships with customers and suppliers; our ability to share RD&E costs with our customers; unfavorable fluctuations in currencies or interest rates among the various jurisdictions in which we operate; costs or difficulties related to the integration of any new or acquired businesses and technologies; successful integration of acquisitions and operations of joint ventures; successful implementation of strategic partnerships and collaborations; product liability, warranty and recall claims and investigations and other litigation and customer reactions thereto: higher expenses for our pension and other post-retirement benefits, including higher funding needs for our pension plans; work stoppages or other labor issues; possible adverse results of future litigation, regulatory actions or investigations or infringement claims; our ability to protect our intellectual property rights; tax assessments by governmental authorities and changes in our tax rate; dependence on key personnel; and legislative or regulatory changes impacting or limiting our business; political conditions, and other risks and uncertainties identified in Item 1A – “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.
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
Merger Related Events
On July 22, 2021 Magna International Inc. ("Magna") and Veoneer announced that they had entered into a definitive merger agreement under which Magna would acquire Veoneer. Pursuant to the agreement, Magna would acquire all of the issued and outstanding shares of Veoneer for $31.25 per share in cash.
On August 5, 2021, Veoneer confirmed that it had received a non-binding proposal from QUALCOMM Incorporated ("Qualcomm") to acquire all of the outstanding shares of Veoneer at a price of $37.00 per share in cash.
On August 8, 2021, Veoneer announced that its board of directors had determined that Qualcomm’s proposal to acquire Veoneer would reasonably be expected to result in a “Superior Proposal”, as defined under the terms of the merger agreement with Magna. As a result, the board of directors engaged in discussions with Qualcomm.
On October 4, 2021, Veoneer announced that it had entered into an Agreement and Plan of Merger (the “Qualcomm Merger Agreement”) by and among the Company, Qualcomm, SSW HoldCo LP (“SSW”), and SSW Merger Sub Corp, providing for the acquisition of Veoneer by SSW, for $37.00 per share in an all-cash transaction, representing a total equity value for Veoneer of $4.5 billion. Veoneer also terminated its prior merger agreement with Magna. At closing, SSW will acquire Veoneer by merger, shortly after which it is contemplated that SSW will sell Veoneer's dedicated software unit, referred to as the Arriver business to Qualcomm and retain Veoneer’s Tier-1 supplier businesses. SSW Partners will lead the process of finding strong, long-term strategic partners for the remainder of Veoneer’s business.
On December 16, 2021, Veoneer held a virtual Special Meeting of Stockholders to consider two proposals with respect to the Qualcomm Merger Agreement. The first proposal, to approve and adopt the merger agreement, was approved by affirmative vote of a majority of the outstanding shares of Veoneer common stock entitled to vote thereon. The second proposal, a non-binding, advisory proposal to approve compensation to Veoneer’s named executive officers in connection with the merger, was approved by the affirmative vote of the holders of a majority in voting power of the Veoneer common stock entitled to vote thereon and represented at the special meeting.
Previous Transactions
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
On August 10, 2020, Veoneer signed a definitive agreement to sell the majority of the Veoneer Brake Systems ("VBS") business in North America to ZF Active Safety US, Inc ("ZF"). The aggregate purchase price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement. See Note 6 “Divestiture and Held for Sale" for additional information.

On January 26, 2021, Veoneer and Qualcomm Technologies, Inc. entered into a collaboration agreement under which the companies will collaborate on the delivery of scalable Advanced Driver Assistance Systems (ADAS), Collaborative and Autonomous Driving (AD) solutions. The platform is intended to address the growing needs of the automotive ecosystem for scalable and upgradable solutions, which requires highly advanced and power-efficient compute, connectivity and cloud service capabilities across all vehicle tiers.
On July 19, 2021, Veoneer signed an agreement with pioneering LiDAR company Baraja to industrialize their Spectrum-Scan™ LiDAR technology for the next market wave of L2+ through L4 autonomous vehicle applications. Under the non-exclusive agreement, Veoneer will develop, market and integrate a scalable Spectrum-Scan™ platform from Baraja to serve the automotive market.
Business
Veoneer is a global technology leader in the design, development, manufacture and sale of automotive safety electronics. Our ambition is to be a leading system supplier for ADAS and Highly Automated Driving ("HAD") solutions, which we refer to as "Collaborative Driving", and Automated Driving ("AD") solutions, and to be recognized as a market leader in automotive safety electronics products.

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

As of December 31, 2021, Veoneer has six manufacturing sites and operates in 11 countries and its customers include most of the world’s largest car manufacturers. Veoneer’s sales in 2021 were $1.66 billion, approximately 52% of which consisted of Active Safety products, approximately 42% of which consisted of sales of Restraint Control Systems and approximately 6% of which consisted of Brake Systems products and other brake control ECUs. Our business is conducted primarily in Europe, North America and Asia.
Veoneer’s head office is located in Stockholm, Sweden. As of December 31, 2021, Veoneer had approximately 6,000 associates worldwide and total associates of approximately 7,099, including temporary personnel.
Additional information required by this Item 1 regarding developments in the Company’s business during 2021 is contained under Item 7 in this Annual Report.
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
The market for our products is going through a significant change resulting in sensors, compute units and their related software increasingly being separated from the higher-level software utilized for Collaborative and Autonomous Driving. Through the creation of the Arriver™ ADAS and AD software development unit, Veoneer is an early mover in this development.
Products and Technology
Veoneer provides a portfolio of automotive safety electronics. The portfolio includes Active Safety Systems (including sensors and control units – “ADAS ECUs"), perception and driving policy software for ADAS, HAD and AD solutions, and Restraint Control Systems such as ECUs and crash sensors for deployment of airbags and seatbelt pretensioners in the event of a collision.
Active Safety Systems
The goal of Active Safety systems is to provide early warnings to alert drivers to take timely and appropriate action or trigger intelligent systems that affect the vehicle’s motion, to prevent the occurrence of, or reduce the severity of, any accidents, as well as to increase the comfort and convenience of driving. Active Safety systems can also improve the effectiveness of the restraint control systems, which combine hazard information with traditional crash-sensing methods.
Active Safety and Driver Assistance features and functions include: Autonomous Emergency Braking (AEB), which brakes a vehicle autonomously; Adaptive Cruise Control (ACC), which keeps and adjusts the vehicle’s pre-set speed to keep a pre-set distance from vehicles ahead; Traffic Jam Assist (TJA) and Highway Assist, which takes control of braking and acceleration in slow-moving traffic and at highway speed, respectively; Forward Collision Warning (FCW); Blind Spot Detection (BSD); Rear Cross-Traffic Assist (RCTA); Lane Departure Warning (LDW); Lane Centering Assist (LCA), Traffic Sign Detection (TSD); Light Source Recognition (LSR); Driver Monitoring for driver attention and drowsiness; In-cabin monitoring, Vehicle-to-Vehicle and Vehicle-to-Infrastructure communication and Night Driving Assist.
Veoneer has one of the broadest ADAS product portfolio offerings in the market, which includes all major sensing technologies, perception and driving policy software (through the Arriver™ business unit), central compute, digital mapping technologies and cloud solutions. When considering this hardware and software suite of technologies Veoneer is able to provide “turn-key solutions” when our original equipment manufacturer (“OEMs”) customers require 5-star NCAP solutions, thereby Veoneer can provide the entire system or sub-systems when required.
Our product portfolio has been significantly expanded over the recent years from individual hardware sensing components to a full range of key features and functions. This enables Veoneer to address our customer needs today, and likely in the future, with a complete system offering of ADAS and AD solutions for consumer-based vehicles and specific sub-system solutions for robo-taxi applications.
Overall Veoneer has been awarded business with 19 OEMs globally. Key products and systems in the Company's Active Safety sensor portfolio, either currently provided to the market or under product development, include:
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
Next generation vision systems and algorithms such as our fourth-generation mono and stereo-cameras, which went into initial production in 2019, support AD and European New Car Assessment Program (“NCAP”) 2020. Fifth generation vision systems, which are in a development stage and planned for production in 2024 will offer more than five times higher image resolution than the current generations of camera solutions and deep learning, as well as offer multiple camera solutions. Selected customers where Veoneer has been awarded and sourced business for its vision systems include: Geely, Mercedes-Benz, GM, Hyundai, Volvo Cars, Subaru, BYD-Toyota (BTET) and two local Chinese OEMs in addition to Geely.
Thermal Imaging Systems: Using passive infrared technology (thermal sensing), our thermal imaging system identifies pedestrians, animals and other heat emitting hazards present in the danger zone of a vehicle, and alerts the driver, particularly in nighttime, or other “challenging” conditions. Our thermal imaging system is the key component in “dynamic light spot” pedestrian illumination system which allows more time for drivers to identify potential hazards at distances beyond normal head-lights. Our fourth-generation thermal imaging system, which launched during 2020, has improved field of view and detection distances, reduction in size, weight and cost, featuring enhanced algorithms for pedestrian, animal and vehicle detection as well as supporting night time AEB solutions. Selected customers of the thermal imaging system include Audi, BMW, FCA, GM, Mercedes-Benz, PSA, Porsche and Volkswagen.
Radar Systems: Radar systems capture and analyze driving conditions and alert the driver to potentially dangerous situations, and can take control of the vehicle if the driver does not take timely, appropriate action. Radar systems are used in functions such as ACC and AEB. Radar is important because it provides superior performance in poor weather conditions such as rain and fog and other situations with limited or poor visibility for the camera system. Fused with vision systems, higher levels of functional safety are possible, allowing a wider range of operating conditions. Our radar sensor portfolio includes: 25GHz ultra-wide band radar, 24 GHz narrow band radar, and 77GHz front and rear corner, and front center radars. We also see future market opportunities for radar based in-cabin monitoring solutions that will address the issue of unattended children left in vehicles, a functionality that is expected to be fundamental for achieving 5-star NCAP ratings in Europe from 2025 onwards as well as being potentially mandated in North America as part of the “Hot Cars Act of 2019”, which passed the U.S. House of Representatives in July 2020 and is pending approval by the U.S. Senate. Another promising technology is the Imaging Radar to address needs of higher driving automation. Selected customers for our radar systems include Fiat Chrysler Automobiles (FCA), GAC, Geely, General Motors (GM), Honda, Mercedes-Benz, Renault Nissan Mitsubishi, and Volvo Cars. In addition a number of local Chinese OEMs have selected Veoneer as their radar supplier. Veoneer has been awarded and sourced business with 15 OEM customers.
ADAS Central Compute: ADAS ECUs are emerging products within the Active Safety market and are precursors to the autonomous vehicles of the future. Today, a limited number of OEMs are using ADAS Domain controller ECUs, as most of the ADAS functionalities are embedded in the sensors in a distributed architecture. With the current trend of ADAS and AD systems increasing in complexity, the need for multi-sensor solutions and subsequently higher processing capabilities is expected to lead to more OEMs installing ADAS domain control or cross-domain ECUs their vehicles. While in current systems sensor data processing and perception algorithms are mostly taking in place in the sensors, more advanced ADAS/AD functionalities put higher requirements on sensors, which drives the trend to centralize processing functions to get the most accurate understanding of the vehicle's relationship with its environment.
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
Utilizing deep learning (artificial intelligence) and sensor fusion, algorithms in the ADAS ECU can likely be enhanced in such a way that the vehicle will be able to make better decisions than a human driver. This processing must be done with multiple levels of redundancy to ensure the highest level of safety and reliability. The computing demands of driverless vehicles are 50 to 100 times more extensive than the most advanced vehicle today. Meeting these demands will be a major challenge in developing the next generation of ADAS ECUs, including data processing. This trend was one of the key drivers for entering into a collaboration agreement between Veoneer’s Arriver™ unit and Qualcomm in January of 2021, developing the next generation perception and drive policy software for Qualcomm’s Snapdragon Ride system-on-a-chip (SoC) family.
In 2016, we launched the world’s first ADAS ECU for mass production in Mercedes-Benz’s new E-class. We provide a similar solution to the updated Mercedes-Benz S-class, and we also have business with VCC and Geely. Additionally, during 2021 we won new business with Ford.
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
Lidar: In July 2021, Veoneer signed an agreement with pioneering LiDAR company Baraja to industrialize their Spectrum-Scan™ LiDAR technology for the next market wave of L2+ through L4 autonomous vehicle applications. Under the non-exclusive agreement, Veoneer will develop, market and integrate a scalable Spectrum-Scan™ platform from Baraja to serve the automotive market. Veoneer chose to partner with Baraja after extensive testing, as Baraja offers robust technology and a roadmap that lends itself to be amongst the smallest size lidars to enable vehicle integration. Baraja’s Spectrum-Scan™ LiDAR connects a wavelength-tunable laser to prism-like optics, deflecting the light in different directions to achieve scanning with higher reliability and lower cost. Baraja’s RMCW technology enables industry leading interference rejection and the ability to measure instantaneous velocity which distinguishes it from traditional Time of Flight (ToF) approaches.
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
RoadScape: Our RoadScapeTM product line offers highly accurate satellite positioning along with world leading dead reckoning capabilities for increased precision in highway, urban and rural areas. Building on this, our RoadScapeTM platform provides a digital representation of the road ahead that can be further enhanced through probe data in the field and cloud connectivity. Adding RoadScapeTM communication technology allows for vehicle-to-vehicle, infrastructure and cloud connectivity for premonition and situational awareness in ADAS and AD. Today FCA, Ford and GM are RoadScapeTM customers.
Human Machine Interaction (“HMI”): Effective collaboration between the vehicle and driver is critical to make the driver and vehicle fit to drive - together. Veoneer’s collaborative drive research platform uses external and internal sensing combined with innovative algorithms to create a unified contextual picture of what is going on with the occupants, vehicle, driving situation and then serve as a “co-pilot” to communicate with drivers and passengers and adapt the systems. Veoneer uses the collaborative drive research platform to learn more about: personalization, collective perception, and to continually improve the system’s understanding of how to make it fit to drive.
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
In January 2021, Veoneer and Qualcomm Technologies, Inc. signed Master Collaboration Agreement under which the companies will collaborate on the delivery of scalable ADAS, Collaborative and AD solutions. The collaborative platform will integrate Veoneer's next-generation perception and driving policy software stack (Arriver™ Products) and Qualcomm® Snapdragon Ride™ ADAS/AD scalable portfolio of System on a Chip (SoC) and Accelerators. The platform will address the growing needs of the automotive ecosystem for scalable and upgradable solutions, which requires highly advanced and power-efficient compute, connectivity and cloud service capabilities across all vehicle tiers. Veoneer and Qualcomm Technologies have been working together since the first announcement of their collaboration in August 2020 to create a roadmap of a scalable, open ADAS and AD system that will be able to address the entire automotive OEM market with an integrated software and SoC platform. In November, 2021 the Company announced that, under the Master Collaboration Agreement, it will provide Vision Perception software as part of Qualcomm Technologies' announcement with BMW to bring the latest advancements in driver assistance technologies, and products of its Snapdragon Ride™ Platform to BMW.
Restraint Control Systems
The Restraint Control System is the brain triggering a vehicle’s Passive Safety system in a crash situation. Restraint Control Systems consist of a restraint ECU and related remote crash sensors, including acceleration and pressure sensors. The ECUs algorithms decide when a seatbelt pretensioner should be triggered and an airbag system should be deployed.
The ECU is mounted centrally in the vehicle, well protected from the environment in the event of a crash and is supported by crash sensors mounted in the door beam, the pillars between the doors, the rocker panels and/or in various locations at the front and rear of the vehicle. These “satellite” crash sensors provide acceleration data to enable early and appropriate deployment of the airbags and seatbelt pretensioners within milliseconds of a vehicle crash.

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
Collaboration History
Over the last several years collaborations with key strategic partners have significantly influenced the development and evolution of our product portfolio. These include multiple collaborative commercial arrangements, as well as the Brake Systems joint venture with Nissin-Kogyo Co. Ltd., Zenuity, the joint venture with Volvo Cars Corporation (VCC) to develop ADAS Software towards AD, the collaboration agreement with Qualcomm from January 2021 and in July 2021, the non-exclusive agreement with LiDAR company Baraja to industrialize their Spectrum-Scan™ LiDAR technology for the next market wave of autonomous vehicle applications.
Following a strategic review initially launched in April 2019, Veoneer decided to narrow its focus to the commercialization of Active Safety and advanced ADAS in the Collaborative Driving space by providing customers with the software, sensors and the central-compute platforms required to do so. In pursuit of this goal, Veoneer elected to exit the Brake Systems business, which was substantially completed in 2020. Similarly, in 2020, Veoneer and VCC decided to separate the Zenuity business so each partner could focus on the technologies most critical for their customers, with Veoneer integrating and operating the business focused on development and commercialization of ADAS and HAD software and VCC assuming the Zenuity programs focus on AD.
In January 2021, Veoneer formalized a collaboration with Qualcomm Technologies, Inc. to deliver an integrated software and SoC platform that will address the growing needs of the automotive ecosystem for scalable and upgradable solutions. ArriverTM is Veoneer’s dedicated software unit for the development of the complete perception and drive policy software stack for the platform.
Veoneer views Lidar as one of the key sensors for L3 automation and above, and in July 2021, the Company signed an agreement with pioneering LiDAR company Baraja to industrialize their Spectrum-Scan™ LiDAR technology for the next market wave of L2+ through L4 autonomous vehicle applications. Under the non-exclusive agreement, Veoneer will develop, market and integrate a scalable Spectrum-Scan™ platform from Baraja to serve the automotive market. Veoneer chose to partner with Baraja after extensive testing, as Baraja offers robust technology and a roadmap that lends itself to be amongst the smallest size lidars to enable vehicle integration.
Veoneer continues to maintain and pursue partnerships and collaborations with partners that have the potential to enable the commercialization of Active Safety and advanced ADAS in the Collaborative Driving space.
History of Collaborations:
July 2021: Veoneer signed an agreement with pioneering LiDAR company Baraja to industrialize their Spectrum-Scan™ LiDAR technology for the next market wave of L2+ through L4 autonomous vehicle applications.
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
Light Vehicle Production: Over the last two decades, LVP has increased at an average annual growth rate of around 2% despite the cyclical nature of the automotive industry. The LVP is expected to increase from 73 million vehicles in 2021, to 96 million in 2026, where approximately 72 million where produced in 2020, according to IHS Markit (January 2022 report). The market is undergoing a shift from traditional internal combustion engine ("ICE") vehicles, to HEVs and EVs, as emission regulations become more stringent, and battery technology continues to evolve in cost and performance.
Content Per Vehicle: Unlike LVP, we can directly influence the CPV by introducing new technologies to the market. Looking ahead, we expect the Active and Safety electronics CPV growth will primarily be driven by Active Safety content (including software), with the total Active Safety market growing from approximately $135 per vehicle in 2021 to approximately $335 per vehicle in 2027. The shift in power train technologies mentioned earlier has little effect on the Safety Electronics CPV.
See Item 7 Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations-Trends, Uncertainties and Opportunities” for additional information related to recent trends in LVP and CPV.
Active Safety Competitive Landscape
The Active Safety market remains highly fragmented and highly competitive. Competition is based primarily on technology, innovation, quality, delivery and price. Our future success will depend on our ability to develop advanced hardware and software technology solutions and to maintain or improve on our already strong competitive position over our existing and any new competitors. Main competitors in Active Safety include Aptiv, Bosch, Continental, Denso, Magna, Mando, Mobis, Valeo, ZF, and Intel/Mobileye as a Tier 2 vision software provider.
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
Through acquisitions, technology partnerships and licensing agreements, along with our customers we have continuously added key building blocks and we estimate capturing a market share of approximately 9% in Active Safety in 2021.
The TAM for our Active Safety products amounted to approximately $10 billion in 2021 and is expected to grow to approximately $33 billion in 2027, a 22% CAGR.
ADAS, HAD and AD System Level Software Solutions (Arriver™ Products) Competitive Landscape

The market for ADAS and AD software is in its early development. Currently, Veoneer treats this market as part of the total Active Safety TAM, as separate valuations of a dedicated software opportunity are not available. As for the total Active Safety market, the competition is fragmented. Some Tier 1 automotive suppliers, such as Bosch and Continental, are developing software either for perception only, or for both perception and drive policy. MobilEye, a Tier 2 automotive supplier, is developing perception software and adding drive policy to its offering, and has established market presence. NVIDIA appears to be pursuing a similar strategy, but does not have a commercially launched automotive ADAS/AD software product today, however a number of cooperation agreements with OEMs makes the future introduction of NVIDIA software likely.
To some extent, this type of software is also developed by the OEMs themselves. However, OEM strategies for ADAS software development varies widely, with a few developing the majority of the software in-house and others buying all or most of it from outside suppliers. The Company already has an established market presence, primarily through development of four generations of vision perception software and the drive policy software initially developed in the Zenuity joint venture and now launched commercially in a number of Volvo and Geely models.
Restraint Control Systems Competitive Landscape
The market for restraint control systems, in comparison to the Active Safety market, remains relatively consolidated with both traditional electronics suppliers and some Passive Safety suppliers. Over the past few years, we have seen our market share increase mainly due to cost efficient integration solutions and strong customer relationships built on quality and technology advancements. Currently we are a leading supplier of Restraint Control Systems with an estimated market share of approximately 22% in 2021. Our largest competitors include Bosch, Continental, Denso and ZF.
The total restraint control systems market amounted to approximately $3 billion in 2021 due to COVID-19 and semiconductor supply constraints but it is expected to grow at similar level as the LVP through 2027. We believe that restraint control systems will play an integral role in a larger integration trend towards centralized Safety Domain Controllers in the future. In addition, our strong market position in restraint control systems will provide opportunities to become a leading supplier in the ADAS ECU and eventually the Safety Domain Controller market.
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
We currently own or co-own approximately 1000 active patents and have approximately 550 pending patent applications in the US and other jurisdictions. The active patents will expire between 2022 and 2040. We have registered the names Veoneer and Arriver as trademarks in multiple key jurisdictions worldwide and are pursuing registration in other markets of interest. Depending on the jurisdiction, trademarks are generally valid as long as they are in use or their registrations are properly maintained, and they have not been found to have become generic.
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
Our total research and development expenses, including engineering, net of customer reimbursements, were $424 million, $407 million and $562 million for the years ended December 31, 2021, 2020 and 2019, respectively. Veoneer's 50% share of Zenuity’s net expenses, as reported in loss from equity method investment, was $39 million and $70 million for the years ended December 31, 2020 and 2019, respectively. As Zenuity was divested in 2020 there was no such loss for 2021. These costs were mainly related to research and development
We believe that our engineering and technical expertise, together with our emphasis on continuing research and development, allows us to use the latest technologies, materials and processes to solve problems for our customers and to bring new innovations to market. We believe that a continued focus on engineering activities are crucial to maintaining our pipeline of advanced technologies to become automotive grade products to meet our customer, regulatory and consumer demands.
Dependence on Customers
Veoneer serves most of the world’s major automotive OEMs and is not dependent on one single customer. Our customer base has consistently increased and become more diversified over the last five years, mainly driven by our Active Safety product offerings and Brake Systems.
During 2021 Veoneer delivered production units to more than 20 OEM customers around the world. Our largest customers ranked in order as a percentage of our global sales were Daimler 19%, Ford 9%, Hyundai/Kia 8%, Honda 6%, General Motors 6%, FCA 6%, Renault Nissan Mitsubishi 5% and Subaru 4% and Chinese local OEMs 8%.
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
As of December 31, 2021, we had a total of approximately 7,099 total associates, with 4,171 engineering, 1,332 in direct manufacturing and the remaining 1,596 in production and SG&A overhead functions. Included in these figures are approximately 1,066 temporary associates, and within engineering, more than two thirds of the associates worked as software engineers.
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
The safety and health of our employees is a top priority. We recognize the connection between a safe and healthy workplace and the sustainable success of our company. We believe in healthy work-life balance, emphasizing employee engagement, working together, and having clear expectations. We have implemented a comprehensive Health and Safety Management System, which engages all employees and it guides us in our everyday actions. In 2021, our incident rate, measured as number of reportable injuries per 200,000 employee hours of exposure, was 0.62 (target is lower than 2.0). In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.
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
Sources and Availability of Raw Materials and Sub-Components
We procure our raw materials and components from a variety of suppliers around the world. Generally, we seek to obtain materials in the region in which our products are manufactured to minimize transportation, currency risks and other costs. The most significant raw materials we use to manufacture our products are various electronic semiconductor components and ferrous metals for brake systems. From 2018 through mid-2020, we did not experience any significant supply shortages and therefore did not carry inventories more than those reasonably required to meet our production and shipping schedules. During 2020, however, the automotive industry experienced dramatic declines in LVP during the first half, and an unprecedented rebound in the second half. This was followed by a continuous high demand for light vehicles in 2021. This global development, has created serious challenges for the supply of electronic components, and specifically semiconductors. We expect the tightness in supply to affect global LVP during the first half of 2022, while gradually improving during the second half of the year. Currently, the effects are difficult to quantify, and we monitor and manage this situation daily.
Commodity cost volatility is a challenge for us and our industry. We are continually seeking to manage these costs using a combination of strategies, including working with our suppliers to mitigate costs, seeking alternative product designs and material specifications, continuous improvement VEVAs (Value Engineering, Value Analysis), combining our purchase requirements with our customers and/or suppliers, changing suppliers, hedging certain commodities and other means. Our overall success in passing commodity cost increases on to our customers has been limited. We will continue our efforts to pass market-driven commodity cost increases, which were markedly higher in 2021 than in the years prior, to our customers in an effort to mitigate all or some of the adverse earnings impacts, including by seeking to renegotiate terms as contracts with our customers expire.
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
•The announcement and pendency of our agreement to be acquired by Qualcomm Incorporated and SSW HoldCo LP (the "Merger Agreement") may have an adverse effect on our business, financial condition, operating results and cash flows.
•Failure to complete the acquisition contemplated by the Merger Agreement in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows and exacerbate other risk factors noted herein.
•Regulatory approvals required under the Merger Agreement may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.
•The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us
•We may be subject to litigation challenging the transaction contemplated by the Merger Agreement.
•The completion of the transaction contemplated by the Merger Agreement may trigger change in control or other similar provisions in certain agreements to which we are a party.
•We will incur substantial transaction fees and costs in connection with the Merger.
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
•Our aspirations, goals, and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks.
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
On October 4, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SSW HoldCo LP (“SSW”), a Delaware limited partnership, SSW Merger Sub Corp, a Delaware corporation and a direct, wholly owned subsidiary of SSW (“Merger Sub”) and QUALCOMM Incorporated (“Qualcomm” and, together with SSW, the “Acquiring Parties”), pursuant to which Merger Sub will, upon the terms and subject to the conditions set forth in the Merger Agreement, merge with and into us, and we will survive such merger as a wholly-owned subsidiary of SSW (the “Merger”). Shortly after the consummation of the Merger it is contemplated by that certain Investment and Separation Matters Agreement, dated October 4, 2021, by and among Qualcomm, SSW and, solely for the purposes of Article V and Sections 2.3 and 2.4 thereof, Merger Sub, that our non-Arriver businesses (which are Tier-1 supplier businesses) will be extracted from us and thereafter the Arriver business will be sold to Qualcomm by way of a merger of us with and into a designated subsidiary of Qualcomm (or its designated affiliate), and we will survive such merger as a wholly owned subsidiary of Qualcomm (or its designated affiliate).
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
The waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder, has expired and the required approvals or applicable waiting periods applicable to the Merger under the investment screening laws of France, Germany and Italy have all been obtained or have expired. Completion of the Merger remains subject to conditions that may be beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including that no governmental authority in certain jurisdictions has enacted, issued, promulgated, enforced or entered any law or order which has the effect of restraining, enjoining, rendering illegal or otherwise prohibiting consummation of the Merger. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In addition, developments beyond our control, including but not limited to changes in domestic or global economic conditions, may affect the timing or success of the Merger. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock.
If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, a failure to complete the Merger may result in negative publicity, negative impressions of us in the financial markets and investment community and negative responses from employees, vendors, suppliers, partners, customers and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, vendors, suppliers, partners, customers and other third parties, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. Additionally, the other risk factors contained in this annual report may be materially exacerbated by a failure to consummate the Merger.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.
Before the Merger may be completed, various approvals, authorizations and declarations of non-objection must be obtained from certain regulatory and governmental authorities. Subject to the terms and conditions of the Merger Agreement, each party has agreed to use their reasonable best efforts to take all actions and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws to consummate the Merger and the other transactions contemplated by the Merger Agreement as soon as practicable and no later than the termination date of the Merger Agreement, including obtaining any requisite approvals, subject to certain specified limitations under the Merger Agreement. The waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder, has expired and the required approvals or applicable waiting periods applicable to the Merger under the investment screening laws of France, Germany and Italy, have all been obtained or have expired.
However, completion of the Merger remains subject to conditions that may be beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including that no governmental authority in certain jurisdictions has enacted, issued, promulgated, enforced or entered any law or order which has the effect of restraining, enjoining, rendering illegal or otherwise prohibiting consummation of the Merger. If such governmental authorities seek to impose conditions to the lifting of such a restraint, lengthy negotiations may ensue among such governmental authorities, the Acquiring Parties and us, which could have the effect of delaying or prohibiting completion of the Merger.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.
Under the Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. Further, subject to limited exceptions, the Merger Agreement contains restrictions on our ability to pursue other alternatives to the Merger and, in specified circumstances, could require us to pay the Acquiring Parties a termination fee of $110.0 million and reimburse the $110.0 million termination fee paid by Qualcomm to Magna in satisfaction of our obligations in connection with the termination of our Agreement and Plan of Merger with Magna. Such restrictions may discourage or deter a third party that may be willing to pay more than the Acquiring Parties for our common stock from considering or proposing an alternative transaction with us. Notwithstanding the foregoing, in no event will the termination fee or the reimbursed termination fee be paid to the Acquiring Parties more than once. For additional information regarding these restrictions, refer to Veoneer’s proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 25, 2021.
We may be subject to litigation challenging the Merger.
In connection with the Merger, three (3) complaints were filed in the United States District Court for the Southern District of New York, one (1) complaint was filed in the United States District Court for the Eastern District of New York, one (1) complaint was filed in the United States District Court for the Eastern District of Pennsylvania, one (1) complaint was filed in the United States District Court of the Central District of California and one (1) complaint was filed in the United States District Court of the District of Delaware against Veoneer and its directors (collectively, the “Actions”). The complaints each alleged that the proxy statement issued in connection with the proposed Merger omitted material information which rendered the proxy statement incomplete and misleading. Specifically, the complaints alleged that the proxy statement failed to disclose material information regarding Veoneer’s financial projections, Rothschild’s and Morgan Stanley’s financial analyses, and additional information regarding prior work Morgan Stanley performed for Veoneer and Qualcomm.
Supplemental disclosures were filed by the Company as definitive additional proxy soliciting material on Schedule 14A with the SEC on December 6, 2021. Between December 7, 2021 and January 27, 2022, each of the Actions was dismissed.
In addition, while the Actions have been dismissed, it is possible that additional lawsuits related to the Merger may be filed in the future against the Company. Any litigation challenging the Merger may require significant management time and attention and significant legal expenses and may result in unfavorable outcomes, which could delay or prevent the Merger from being completed or have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We have not independently verified any third-party information, including LVP estimates by IHS Markit, and cannot assure you of its accuracy or completeness. While we believe our market size estimates are reasonable, such information is inherently imprecise. For example, IHS Markit’s January 2022 estimates of LVP for 2022-2025 were reduced by approximately 65 million vehicles compared to forecasts in July 2018 (around the time of the completion of our spin-off from Autoliv). If IHS Markit or other third-party or internally-generated data used in our estimates proves to be inaccurate or we make errors in our assumptions based on such data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including the successful implementation of our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of our TAM included in this Annual Report should not be taken as indicative of our ability to grow our business.
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
Our business is related to global LVP and automotive sales and LVP are critical drivers for our sales. The automotive market experienced a significant decline in LVP during 2020 and volatile production swings in 2021. A prolonged downturn in or uncertainty relating to global or regional economic conditions, including as a result of the coronavirus global pandemic (COVID-19), high inflation, component shortages, labor shortages or any significant reduction in automotive sales and/or LVP by our customers, may result in the delay or cancellation of plans to purchase our products, which could have a material adverse effect on our business, results of operations and financial condition.
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
We currently conduct operations in various countries and jurisdictions, including locating certain of our manufacturing and distribution facilities internationally, which subjects us to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. International sales and operations subject us to certain risks inherent in doing business abroad, including exposure to local economic and political conditions, unexpected changes in laws, regulations, trade, or monetary or fiscal policy, including interest rates, foreign currency exchange rates, and changes in inflation rates; foreign tax consequences; inability to collect, or delays in collecting, value-added taxes and/or other receivables associated with remittances and other payments by subsidiaries; exposure to local political turmoil and challenging labor conditions; changes in general economic and political conditions in countries where we operate, particularly in emerging markets; expropriation and nationalization; enforcing legal agreements, or collecting receivables through foreign legal systems; wage inflation; currency controls, including lack of liquidity in foreign currency due to governmental restrictions, trade protection policies and currency controls imposition of tariffs, supply chain issues, preferences of foreign nations for domestically manufactured products, and concerns about human rights, working conditions and other labor rights and conditions and the environmental impact in foreign countries where our products are produced and raw materials and/or components are sourced. These risks could have a material adverse effect on our business, results of operation and financial condition.
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
For example, in 2021 the Company’s gross transaction exposure was approximately $0.8 billion, with a net exposure of $0.7 billion due to counter-flows. The largest net transaction exposures were the sale of Euro against the U.S. Dollar, the purchase of U.S. Dollar. In 2021, the five largest currency pairs accounted for approximately 80% of the Company’s net currency transaction exposure. These exchange rate risks could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, financial pressure and/or instability resulting from a prolonged downturn in or uncertainty relating to global or regional economic conditions, or any significant reduction in automotive sales and/or LVP, may affect our suppliers’ agility and willingness and/or ability to accommodate our commercial demands, including with respect to cost and timing. For example, during 2020 we experienced dramatic declines in LVP during the first half and a significant rebound of demand in the second half. This has impacted multiple industries and created serious supply chain challenges semiconductors. We expect the semiconductor supply constraint to affect the global LVP during at least the first half of 2022, as customers halt production. This may also disproportionately affect the active safety content in vehicles as our products are often "optional" and not standard equipment on vehicles.
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
Similar widespread disruptions in our OEM customers’ supply chains may also cause a halt or delay in production that could adversely affect our business. In particular, if the COVID-19 pandemic causes further prolonged period of travel, commercial and other similar restrictions, we and our OEM customers could experience more supply chain and production disruptions. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted.
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
Work stoppages, labor shortages, or other labor issues at our customers’ facilities or at our facilities could adversely affect our operations.
Because the automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, a work stoppage, labor shortage, or disruption at one or more of our facilities could have a material adverse effect on our business. Additionally, if there is a labor shortage and we are unable to hire and retain the numbers of employees we need at one or more of our facilities, it could have a material adverse effect on our business, results of operations and financial condition.
Similarly, if any of our customers were to experience a work stoppage or labor shortage, that customer may halt or limit the purchase of our products, or a work stoppage at another supplier could interrupt production at one of our customers’ facilities, which would have the same effect. The risk of work stoppage has dramatically increased over the last year as a result of COVID-19. A work stoppage at one or more of our facilities or our customers’ facilities could cause shut-downs of production facilities supplying these products, which could have a material adverse effect on our business, results of operations and financial condition.
Changes in the source, cost, availability of and regulations pertaining to raw materials and components may adversely affect our profit margins.
Our business uses a broad range of raw materials and components in the manufacture of our products, many of which are generally available from a number of qualified suppliers. Our industry may be affected from time to time by limited supplies or price fluctuations of certain key components and materials. Inflation is currently high world-wide and may continue for some time. Price fluctuations may also intensify or occur with greater frequency as demand for our principal raw materials and components is significantly impacted by demand in emerging markets. Commercial negotiations with our customers and suppliers may not offset the adverse impact of higher raw material, energy and commodity costs. Even where we are able to pass price increases along to our customer, there may be a lapse of time before we are able to do so such that we must absorb the cost increase. Some of our suppliers may not be able to handle the volatility in commodity costs, which could cause them to experience supply disruptions resulting in delivery or production delays by our suppliers. Risks associated with the cost and availability of raw materials and components could have a material adverse effect on our business, results of operations and financial condition.
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
There is a risk that our current and future investments in our engineering, design, and quality infrastructure will be insufficient to prevent our products from suffering from defects or other deficiencies and that we will experience material warranty claims and product recalls. This is especially relevant in the dynamic active safety market, which is characterized by accelerated development cycles, fluctuating performance requirements and identification of potential failure modes as well as the need to integrate products into advanced vehicle environments In the future, we could experience additional material warranty or product liability losses and incur significant costs to process and defend these claims.
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
Our aspirations, goals, and initiatives related to sustainability and emissions reduction, and our public statements and disclosures regarding them, expose us to numerous risks.
We have developed, and will continue to develop and set, goals, targets, ambitions and other objectives related to sustainability matters, including our net-zero emission targets both for ourselves and our supply chain. Statements related to these goals, targets, ambitions and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, ambition or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control.
Additionally, investor and public perception related to the company’s sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them, may affect our business, operating results and may expose us to government enforcement actions and private litigation. If our sustainability practices do not meet investor or public expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively affected.

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
As of December 31, 2021, we have outstanding debt of $187 million. We may incur additional debt for a variety of reasons. Although our significant debt agreements do not have any financial covenants, our level of indebtedness will have several important effects on our future operations, including, (i) a portion of our cash flows from operations will be dedicated to the payment of any interest or could be used for amortization required with respect to outstanding indebtedness; (ii) increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; (iii) depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and (iv) potential future tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.
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
The impact of COVID-19, including widespread illness, pandemic fears and market downturns, high inflation, semiconductor and other component shortages, supply chain delays and disruptions, restrictions on business and individual activities and changes in consumer behavior, has created significant volatility in the global economy. This has significantly disrupted, and may continue to disrupt, the automotive industry, LVP and automotive sales in markets around the world. Such disruptions include the manufacturing, delivery and overall supply chain of automobile manufacturers and suppliers. Global LVP decreased significantly and some vehicle manufacturers completely ceased manufacturing operations in some countries and regions, including the United States and Europe during 2020. As a result, in 2021, we experienced, and may continue to experience, delays in the production and distribution of our products and the loss of sales to our customers. If the global economic effects caused by the pandemic continue or increase, overall customer demand may continue to decline which would have a material and adverse effect on our business, results of operations and financial condition. In addition, if a significant portion of our workforce, our suppliers’ workforce, or our customers’ workforce are affected by COVID-19 either directly or due to government closures or otherwise, associated work stoppages or facility closures would halt or delay production.
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
As of December 31, 2021, we owned or leased 6 manufacturing facilities and 26 technical centers and several sales and administrative offices. We have a presence in 11 countries. Our global scale enables us to engineer globally and manufacture locally to serve our global and local customers.
The following tables shows the regional distribution of what we consider our material manufacturing facilities and technical sites:
MANUFACTURING FACILITIES

Country/ Company	Location of Facility	Items Produced at Facility	Owned/ Leased
Canada
Veoneer Canada Inc.	Markham	Airbag electronics, radar sensors	Leased
China
Veoneer (China) Co., Ltd.	Shanghai	Airbag electronics, radar sensors, vision sensors	Owned
France
Veoneer France SAS	Saint-Etienne du Rouvray	Airbag electronics, ADAS ECUs, seatbelt electronics, thermal sensing	Owned
Sweden
Veoneer Sweden AB	Vårgårda	Vision sensors, radar sensors, thermal sensing	Owned
USA
Veoneer US, Inc.	Goleta, CA	Thermal sensing	Leased
Veoneer Brake Systems, LLC	Findlay, OH	Brake control systems	Leased

TECHNICAL CENTERS

Country / Company	Location	Product(s) Supported
China
Veoneer China Co., Ltd.	Shanghai	Customer applications and platform development with full-scale test laboratory
France
Veoneer France SAS	Cergy-Pontoise	Customer applications and platform development with full-scale test laboratory
Germany
Veoneer Germany GmbH	Underschleissheim	Customer applications and platform development with full-scale test laboratory
	Kitzingen	Customer application test facility
Arriver Software GmbH	Underschleissheim	Arriver™ software development
India
Veoneer India Private Limited	Bangalore	Customer applications and platform development
Japan
Veoneer Japan Ltd.	Hiroshima	Customer applications and platform development
	Yokohama	Customer applications and platform development
Romania
Veoneer Romania SRL	Timisoara	Customer applications and platform development
Arriver System Software SRL	Timisoara	Arriver™ software development
South Korea
Veoneer Korea Ltd.	Hwaseong-shi	Customer applications
Sweden
Veoneer Sweden AB	Vårgårda	Research center
	Linköping	Electronics platform development
	Alvik	Customer applications and platform development
	Skellefteå	Customer applications and platform development
Arriver Software AB	Gothenburg	Arriver™ software development
	Linköping	Arriver™ software development
	Alvik	Arriver™ software development
USA
Veoneer US, Inc.	Southfield, MI	Electronics customer application and platform development
	Lowell, MA	Electronics platform development
Arriver Software, Inc.	Novi, MI	Arriver™ software development
Item 3. Legal Proceedings
Various claims, litigation and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability and other matters.
Certain legal proceedings in which the Company is involved are discussed in Note 17 - "Commitments and Contingencies" of Part II, Item 8 "Financial Statements and Supplementary Data" and should be considered an integral part of Part I, Item 3 "Legal Proceedings."
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the trading symbol "VNE" and our Swedish Depository Receipt ("SDRs") representing shares of our common stock are traded on Nasdaq Stockholm under the trading symbol "VNE SDB". As of February 11, 2022, the Company had 112,019,245 shares of its common stock, $1.00 par value per share, outstanding, which were owned by approximately 28,200 beneficial shareholders of record as of December 31, 2021.
Performance Graph
The following graph compares the cumulative total stockholder return from July 2, 2018, through December 31, 2021, of Veoneer's common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The comparison assumes that $100 was invested on July 2, 2018, in the Company's common stock and each index, and that all that dividends have been reinvested.

	2 July 2018	31 December 2018	30 June 2019	31 December 2019	30 June 2020	31 December 2020	30 June 2021	31 December 2021
Veoneer, Inc.	$100.00	$55.26	$40.59	$36.62	$25.06	$49.94	$54.04	$83.19
S&P 500	$100.00	$91.94	$107.89	$118.49	$113.7	$137.75	$157.61	$174.8
Dow Jones U.S. Auto & Parts Index	$100.00	$71.67	$83.69	$89.78	$74.4	$104.16	$122.04	$124.8

The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.
Item 6. Reserved
Not Required

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This MD&A should be read in conjunction with the accompanying audited consolidated financial statements and notes. Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors for a discussion of these risks and uncertainties.
The following MD&A is intended to help you understand the business operations and financial condition of the Company. This MD&A is presented in the following sections:

•Veoneer-SSW/Qualcomm Merger Update
•Executive Overview
•Trends, Uncertainties and Opportunities
•Non-U.S. GAAP Financial Measures
•Results of Operations
•Liquidity and Capital Resources
•Significant Accounting Policies and Critical Accounting Estimates
Veoneer-SSW/Qualcomm Merger Update
Veoneer’s stockholders approved the merger agreement with Qualcomm, SSW and SSW Merger Sub Corp in December 2021 and by the end of January 2022 the deal had received the required regulatory approvals in the United States, Germany, France and Italy. In addition, SSW and Qualcomm are consulting other regulators regarding the merger.
As communicated before the deal is expected to close in 2022. The earliest date to close the deal according to the merger agreement is in early April 2022. The parties are working diligently to be in a position to close at that time.
Veoneer has been informed that when the acquisition of Veoneer closes SSW intends to sell Arriver to Qualcomm and start the formal process to find long term owner or owners for Veoneer's on-going businesses.
Executive Overview
The fourth quarter was another period of solid performance by the entire Veoneer team. During this time of unprecedented internal and external change our team managed to deliver solid results and stay focused on the day to day operations which continues to be challenged by semiconductor related shortages and the effects of the COVID-19 pandemic.
Despite being limited by semiconductor related shortages our sales continued to significantly outperform the light vehicle production and our operating loss, taking into consideration around $20 million of merger related costs, improved significantly from the same period a year ago. In general our financial management continues to be very strong and in the fourth quarter we managed to achieve positive operating cash flow.
The merger process with SSW/Qualcomm is progressing well and it will allow for all parts of the Company to further focus on its core competencies. For Veoneer as a leading supplier of systems, sensors and integration for ADAS and safety and for Arriver as a leading software house combining their solution with Qualcomm's world leading Snapdragon Ride SoC. We are committed to provide timely updates to our shareholders as the process continues and we are approaching the closing and the payout to our shareholders.
During the fourth quarter we also took the next steps in our ESG efforts by setting ambitious targets for reducing our carbon footprint and eventually becoming carbon neutral by the year 2040.
We continue to focus on daily execution and look forward to significant growth and a new structure for Veoneer and Arriver, that is fit for the changing business environment.
Supply chain constraints and COVID-19 Commentary
Veoneer is executing to minimize the impact from the supply chain constraints in semiconductors. Theses constraints and other uncertainties may continue to have an adverse effect on industry performance and our business. The effects are likely to remain at least during the first half of 2022, after which we expect a gradual recovery to take place. It is currently hard to predict the pace of the recovery. According to IHS Markit's latest estimates semiconductor related shortages reduced the 2021 global LVP by close to 10 million units. Our estimate is that the supply chain constraints impacted our sales in 2021 by around $200 million.

For 2022 and the upcoming years, the most important drivers for Veoneer’s business are new customer and technology launches, which we continue to expect to drive outperformance as compared to the global LVP.
As noted in prior results announcements, in response to the pandemic, the Company continues to expand its Market Adjustment Initiatives (MAIs) program to further mitigate the impact of the pandemic on its cash flow and operating results. The COVID-19 pandemic continues to cause significant uncertainty in the global economy. This includes the automotive industry and the global LVP for 2022 and the years ahead, which are dependent on underlying consumer demand.
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
Market Overview

Millions (except where specified) IHS Markit as of January 17, 2022	Light Vehicle Production by Region - 2021
	China	Japan	Rest of Asia	Americas	Europe	Other	Total
Full Year 2021	23.0	7.3	11.1	14.5	15.6	1.9	73.4
Change vs. 2020	5%	(4)%	15%	2%	(5)%	12%	3%
For the full year of 2021, the global light vehicle production (according to IHS Markit) increased by approximately 3% as compared to 2020. In 2021 the continued COVID-19 pandemic together with the effects of the global semiconductor supply shortage lead to continued low volumes and only a smaller increase where a bounce-back in the first half year was partly offset by a decrease in the second half.
This increase is approximately 11 percentage point lower than expected at the beginning of 2021. Within the Americas North America had roughly flat vehicle production, while within Asia China increased year over year by 5%, India by 25%, where as Japan decreased by 4%, and lastly within Europe, Western Europe declined by 7% and Eastern Europe declined by 2%.
2021 showed a first annual increase in light vehicle production since 2017 when a record 92 million vehicles were produced. The most recent IHS Markit 2022 outlook is for global light vehicle production to rebound, although still affected by the global semiconductor supply shortage in the first half of the year, and increase approximately 9% from 2021 levels to 80 million vehicles in 2022. North America, Western Europe and Japan are expected to be the largest contributors to the increase in 2022 as compared to 2021.
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
Results of Operations
Fiscal Year 2021 compared to 2020
The following tables show Veoneer’s performance by segment for the years ended December 31, 2021 and 2020 along with components of change compared to the prior year. Veoneer is organized into one product area Safety Electronics, which includes Restraint Control Systems and Active Safety.
Net Sales by Product
The following tables show Veoneer’s consolidated net sales by product for the years ended December 31, 2021 and 2020 along with components of change compared to the prior year.

Consolidated Net Sales	Twelve Months Ended December 31				Components of Change vs. Prior Year
Dollars in millions, (except where specified)	2021	2020	U.S. GAAP Reported		Currency		Divestitures		Organic[1]
	$	$	Chg. $	Chg. %	$	%	$	%	$	%
Restraint Control Systems	689	670	19	3	21	3	—	—	(2)	—
Active Safety	869	624	245	39	26	4	—	—	219	35
Brake Systems	48	70	(22)	(31)	—	—	(24)	(35)	2	6
Other	51	9	42	431	—	—	—	—	42	431
Total Net Sales	$1,657	$1,373	$284	21%	$47	3%	$(24)	(2)%	$261	19%
1 Non-U.S. GAAP measure reconciliation for Organic Sales
Veoneer Performance
The following table shows Veoneer’s performance for the year ended December 31, 2021 and 2020 along with components of change compared to the prior year.
Net Sales - Net sales for the full year of 2021 increased by 21% to $1,657 million as compared to 2020. Organic sales1 increased by 19% as compared to the 3% increase in global LVP for the same period. The net currency translation effect was 3%.
During the full year of 2021, excluding Brake Systems and Other, organic sales increased in North America by 6%, Europe by 14% and Asia by 36%. The organic sales growth was entirely driven by Active Safety Products which grew by 35%. Excluding Brake Systems and "Other", Active Safety accounted for 56% of full year 2021 sales as compared to 48% for the full year 2020.
Restraint Control Systems - Net sales for the full year of 2021 increased by 3% to $689 million as compared to 2020. Organic sales were flat, indicating a slight underperformance compared to the global LVP which was due to mix effect (lower sales of cars with Veoneer content).
Active Safety - Net sales for the full year of 2021 increased by 39% to $869 million as compared to 2020. This increase was driven by launches and continued ramp ups of recent launches. All products in Active Safety including Vision, Radar, Thermal Imaging, ADAS ECUs, RoadScape™ and Software saw strong growth with Vision being the number one contributor to the organic sales growth.
Brake Systems and Other - Net sales for the full year of 2021 increased by $20 million to $99 million as compared to 2020. This was due to increased sales to ZF for the Ford F-150 platform, which was partly offset by declining legacy business to Honda US.

Income Statement	Year Ended December 31
Dollars in millions, (except per share data)	2021		2020
	$	%	$	%	Change
Net sales	$1,657		$1,373		$284
Cost of sales	(1,384)	(83.5)%	(1,191)	(86.7)%	(193)
Gross profit	273	16.5%	182	13.3%	91
Selling, general & administrative expenses	(159)	(9.6)%	(165)	(12.0)%	6
Research, development & engineering expenses, net	(424)	(25.6)%	(407)	(29.7)%	(17)
Amortization of intangibles	(7)	(0.4)%	(6)	(0.4)%	(1)
Other income	(40)	(2.4)%	29	2.2%	(69)
Operating loss	(357)	(21.6)%	(367)	(26.7)%	10
Gain on divestiture and assets impairment charge, net	—	—%	(91)	(6.7)%	91
Loss from equity method investments	6	0.4%	(39)	(2.9)%	45
Interest income	3	0.2%	9	0.6%	(6)
Interest expense	(21)	(1.3)%	$(20)	(1.5)%	(1)
Other non-operating items, net	—	—%	(4)	(0.2)%	4
Loss before income taxes	(369)	(22.3)%	(512)	(37.3)%	143
Income tax expense	(16)	(0.9)%	(32)	(2.3)%	16
Net loss[1]	(385)	(23.2)%	(544)	(39.6)%	159
Less: Net loss attributable to non-controlling interest	—	—%	1	(0.1)%	(1)
Net loss attributable to controlling interest	$(385)	(23.2)%	$(545)	(39.7)%	$160
Net loss per share – basic[2]	$(3.44)		$(4.89)		$1.45
Weighted average number of shares outstanding in millions[2]	111.88		111.56		0.32
1 Including Corporate and other sales.
2 Basic number of shares used to compute net loss per share. Participating share awards with right to receive dividend equivalents are (under the two class method) excluded from EPS calculation.
Gross Profit - Gross profit of $273 million for the full year of 2021 was $91 million higher as compared to 2020. The main contributors were the higher sales volumes, customer recoveries for higher costs of components and raw materials and positive currency effects which were partly offset by higher non quality costs, particularly relating to premium freight.
Operating Loss - Operating loss of $357 million for the full year of 2021 improved by $10 million as compared to 2020. The operating loss for 2021 includes around $30 million of merger related costs.
RD&E, net of $424 million for the full year of 2021 was $17 million higher as compared to 2020. In 2020 engineering reimbursements were around $80 million higher than normal. Gross RD&E as percentage of sales declined by about 10%.
SG&A expense of $159 million for the full year of 2021 improved $6 million as compared to 2020, mainly due to lower costs for professional services.
Other income and amortization of intangibles combined declined $70 million for the full year of 2021 as compared to 2020 mainly due to merger related costs and positive effects from the divestitures of Nissin Kogyo Brake Systems and Zenuity in 2020.
Net Loss - Net loss of $385 million for the full year of 2021 decreased by $159 million as compared to 2020. In 2020 the net loss was negatively impacted by the $(91) million net effect of the divestiture gain on VNBS-Asia and impairments of VBS-US and the divestiture of the Zenuity JV. In addition tax expense was $16 million lower in 2021.
Interest, net for the full year of 2021 was $(7) million lower as compared to 2020, mainly due to lower interest income and interest rate. Other non-operating items, net improved by $4 million, mainly due to exchange rates.
Income tax expense of $16 million for the full year of 2021 was $16 million lower as compared to 2020, when the tax expense was affected by the VNBS-Asia divestiture.
There was no Non-controlling interest transactions for the full year of 2021 as compared to $1 million for the full year of 2020.

Loss per Share - Loss per share of $3.44 for the full year of 2021 improved by $1.45 as compared to 2020. This improvement was primarily driven by the decreased operating loss and equity method investment improvement of $0.5 per share. This was offset by the merger related cost of $0.27 per share.
Results of Operations
Fiscal Year 2020 compared to 2019
Veoneer’s results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 along with components of change compared to the prior year that have been omitted under this item can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 2020 filed with the SEC on February 19, 2021.
Reconciliations of U.S. GAAP to non U.S. GAAP

(Dollars in millions)	Year Ended December 31
Net Loss to EBITDA	2021	2020
Net Loss	$(385)	$(544)
Gain on divestiture and assets impairment charge, net	—	91
Depreciation and amortization	114	103
Loss from equity method investment	(6)	39
Interest and other non-operating items, net	18	16
Income tax expense / (benefit)	16	32
EBITDA	$(243)	$(263)

(Dollars in millions)	Year Ended December 31
Segment EBITDA to EBITDA	2021	2020
Electronics	$(174)	$(167)
Brake Systems	—	(35)
Segment EBITDA	$(174)	$(202)
Corporate and other	(69)	(61)
EBITDA	$(243)	$(263)

(Dollars in millions)	Year Ended December 31
Working Capital to Net Working Capital	2021	2020
Total current assets	$941	$1,244
less Total current liabilities	565	587
Working Capital	$376	$657
less Cash and cash equivalents	(424)	(758)
less Short-term debt	3	4
Net Working Capital	$(45)	$(97)

(Dollars in millions)	Year Ended December 31
Cash flow before Financing Activities	2021	2020
Net cash used in Operating Activities	$(291)	$(192)
plus Net cash (used in) /provided by Investing Activities	(31)	85
Cash flow before Financing Activities	$(322)	$(107)

(Dollars in millions)	Year Ended December 31
Free Cash flow	2021	2020
Net cash used in Operating Activities	$(291)	$(192)
less Capital expenditures	(60)	(91)
Free Cash flow	$(351)	$(283)

Liquidity and Capital Resources
Liquidity
As of December 31, 2021, the Company had cash and cash equivalents and restricted cash of $423 million and $1 million, respectively.
The Company's primary source of liquidity is its existing cash balance of $424 million, which will primarily be used for ongoing working capital requirements and capital expenditures. The Company believes that its existing cash resources will be sufficient to support its current operations for at least the next twelve months.
The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and data processing and other equipment. Such operating leases, some of which are non-cancelable and include renewals, expire on various dates. See Note 4, Leases, to the consolidated financial statements included herein.
The Company sponsors defined benefit plans that cover eligible employees in Japan, Canada, and France. In 2022, the expected contribution to all plans, including direct payments to retirees, is $3 million, of which the major contribution is $2 million for our Canada pension plans.
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

On June 30, 2017, Veoneer committed to make a $15 million investment in Autotech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of December 31, 2020, Veoneer contributed a total of approximately $12 million to the fund. As of December 31, 2020, the Company has received approximately $3 million of distributions from the fund. The fund focuses broadly on the automotive industry and complements the Company’s innovation strategy, particularly in the areas of Active Safety and ADAS. Under the limited partnership agreement, the general partner has the sole and exclusive right to manage, control and conduct the affairs of the fund. During 2021, the Company sold its investment in the Autotech Fund for $17 million and recognized a loss of $5 million reported in Gain/(loss) from equity method investment in the Consolidated Statements of Operations.

There are no material obligations other than short-term obligations related to inventory, services, tooling, and property, plant and equipment purchased in the ordinary course of business.
Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. Risk Factors, some of which are outside of our control.
Cash Flow

	Year Ended December 31
(Dollars in millions)	2021	2020
Selected cash flow items	$	$
Net working capital[1]	(45)	(97)
Net cash used in operating activities	(291)	(192)
Capital expenditures	(60)	(91)
Equity method investments	29	9
Net cash (used in) /provided by investing activities	(31)	85
Cash flow before Financing Activities[1]	(322)	(107)
Net cash provided by financing activities	(7)	(9)
1 Non-U.S. GAAP measure see reconciliation for Net Working Capital
Net Working Capital1 - Net working capital of $(45) million increased by $52 million during the full year of 2021 as compared to 2020 primarily due to inventory increases stemming from the semiconductor related supply situation.

Net cash used in operating activities - Net cash used in operating activities of $291 million for the full year of 2021 increased $99 million as compared to 2020 mainly due to the negative swing in the change in Working Capital of around $140 million.
Capital Expenditures - Capital expenditures of $60 million, or 4% of sales, for the full year of 2021 decreased by $31 million as compared to 2020 mainly due to delays into 2022 due to lower LVP relating to supply chain constraints.
Net cash provided by investing activities - Net cash used in investing activities of $31 million during the full year of 2021 increased by $116 million as compared to 2020 due to gains from divestitures in 2020. The negative year-over-year effect was partly mitigated by $31 million lower capital expenditures.
Cash flow before financing activities1 - The cash flow before financing activities of $(322) million for the full year of 2021 decreased by $215 million as compared to 2020 due divestiture proceeds in 2020.

		Year Ended December 31
Associates		2021	2020
Total Associates		7,099	7,543
Whereof:	Direct Manufacturing	1,332	1,452
	R,D&E	4,171	4,476
	Temporary	1,066	1,359
Associates, net decreased by 444 to 7,099 from 7,543 during the full year 2021 as compared to 2020. The reductions were primarily a result of our MAI program and engineering efficiency improvements.
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
In addition, from time to time, Veoneer may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments, unless certain criteria are met, warranting capitalization. If the payments are capitalized, the amounts are recognized as a reduction of the transaction price as the related goods are transferred. As of December 31, 2021 and 2020, the Company had no outstanding obligations to make payments to customers in connection with ongoing and future business. The Company assesses these amounts for impairment. During 2020, Assets Held for Sale were impaired as part of the evaluation of the value less costs to sell of that asset group. See Note 6 Divestiture for additional information. No impairment was recorded in 2021 or 2019.
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
Nature of goods and services
The following is a description of principal activities from which the Company generates its revenue. The Company previously had two operating segments, Electronics includes all electronics resources and expertise, Restraint Control Systems and Active Safety products, and Brake Systems provided brake control and actuation systems. Both of the segments generate revenue from the sale of production parts to original equipment manufacturers (“OEMs”). The remaining Brake Systems business is no longer a reportable segment due to immateriality.
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
Equity Method Investments
The Company initially accounts for an equity method investment at its fair value on the date of acquisition. See Note 2, Summary of Significant Accounting Policies and Note 13,"Equity Method Investment" to the consolidated financial statements included.

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
The Company reviews goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment test was performed in October 2021.
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
Due to the pending merger agreement with Qualcomm and SSW, management performed a qualitative assessment, as permitted by Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment to test goodwill for impairment in 2021. In performing the qualitative assessment, the Company assessed relevant factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. These factors may include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the pending merger agreement. The pending merger agreement was the predominant factor and allowed the Company to conclude that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
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
Of the plans sponsored by Veoneer, the most significant plans are the France and Canada plans. These plans represent approximately 36% of the Company’s total pension benefit obligation. See Note 18, Retirement Plans, to the consolidated financial statements included herein.
The Company, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual pension expense. For the France plans, the assumptions used for calculating the 2021 pension expense were a discount rate of 1.2%, expected rate of increase in compensation levels of 2.5%.
The discount rate for the Japanese plans has been set based on the rates of return of high-quality fixed-income investments currently available at the measurement date and are expected to be available during the period the benefits will be paid. The expected rate of increase in compensation levels and long-term return on plan assets are determined based on a number of factors and must take into account long-term expectations and reflect the financial environment in the respective local markets. This plan does not have assets as of December 31, 2021 and 2020.
Income Taxes
Significant judgment is required in determining the worldwide provision for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. Many of these uncertainties arise as a consequence of intercompany transactions. See Note 1, Basis of Presentation, Note 20, Income Taxes and Note 23, Relationship with Former Parent and Related Entities, to the Consolidated Financial Statements included herein.
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
Contingent Liabilities
Various claims, lawsuits and proceedings are pending or threatened against the Company or its subsidiaries, covering a range of matters that arise in the ordinary course of its business activities with respect to commercial, product liability or other matters. For a discussion of legal matters we are involved in, see Note 17, "Commitment and Contingencies", to the consolidated financial statements included herein.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to several markets risks in the ordinary course of business including risks related to currencies, interest rates, and component costs.
Currency Risks
Transaction Exposure and Revaluation Effects
Transaction exposure arises because the cost of a product originates in one currency and the product is sold in another currency. Revaluation effects come from valuation of assets denominated in other currencies than the reporting currency of each unit.
The Company’s gross transaction exposure for 2021 was approximately $0.8 billion. A part of the currency flows had counter-flows in the same currency pair, which reduced the net exposure to approximately $0.7 billion. The largest net transaction exposures were the sale of Euro against the U.S. Dollar. The five largest currency pairs accounted for approximately 80% of the Company’s net currency transaction exposure.
Since the Company can only effectively hedge these currency flows in the short term, periodic hedging would only reduce the impact of fluctuations temporarily. Over time, periodic hedging would postpone but not reduce the impact of fluctuations. In addition, the net exposure is limited to approximately one quarter of net sales and is made up of close to 20 different currency pairs with exposures of more than $1 million each. Veoneer generally does not hedge these flows. However, for some purchased components from external suppliers, the Company may enter into hedging from time to time. There were no foreign exchange forward contracts outstanding as of December 31, 2021.
Translation Exposure in the Statement of Operations and Balance Sheet
The Company estimates that a 1% increase in the value of the U.S. dollar versus European currencies would decrease reported U.S. dollar annual net sales in 2021 by approximately $7 million or by 0.4% while it would have a positive impact on the operating loss for 2021 by approximately $2 million, or by 0.4%, assuming reported corporate average margin.
Interest Rate Risk
As of December 31, 2021, the Company had cash and cash equivalents of $424 million. As of December 31, 2021, the Company estimates that a 1% change of the interest rates would not significantly impact our interest expense or income.
Component Costs
Veoneer procures raw material and components from a variety of suppliers around the world. Generally, we seek to obtain mechanical components and material in the region in which our products are manufactured to limit transportation, currency risks and other costs. The most significant raw materials we use to manufacture our products are various electrical components. We have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials more than those reasonably required to meet our production and shipping schedules. Despite this, material price changes in Veoneer’s supply chain could have a significant impact on its profitability.
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

Veoneer, Inc.

Report of Independent Registered Public Accounting Firm (PCAOB 1433)
To the Shareholders and the Board of Directors of Veoneer, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Veoneer, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 17, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Veoneer, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Veoneer, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Veoneer, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, cash flows and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young AB
Stockholm, Sweden
February 17, 2022

Veoneer, Inc.
Consolidated Statements of Operations
(U.S. DOLLARS IN MILLIONS)

		Year Ended December 31
(Dollars in millions, except per share amounts)		2021	2020	2019
Net sales	Note 3	$1,657	$1,373	$1,902
Cost of sales		(1,384)	(1,191)	(1,591)
Gross profit		273	182	311
Selling, general and administrative expenses		(159)	(165)	(189)
Research, development and engineering expenses, net		(424)	(407)	(562)
Amortization of intangibles	Note 16	(7)	(6)	(20)
Other (expense) / income, net		(40)	29	—
Operating loss		(357)	(367)	(460)
Gain on divestiture and assets impairment charge, net	Note 6, 13	—	(91)	—
Gain/(loss) from equity method investment	Note 13	6	(39)	(70)
Interest income		3	9	20
Interest expense		(21)	(20)	(12)
Other non-operating items, net		—	(4)	1
Loss before income taxes		(369)	(512)	(521)
Income tax expense	Note 20	(16)	(32)	(1)
Net loss		(385)	(544)	(522)
Less: Net income/(loss) attributable to non-controlling interest		—	1	(22)
Net loss attributable to controlling interest		$(385)	$(545)	$(500)

Net loss per share - basic and diluted	Note 21	$(3.44)	$(4.89)	$(4.92)

Weighted average number of shares outstanding, (in millions)	Note 21	111.88	111.56	101.62
Weighted average number of shares outstanding, assuming dilution (in millions)		111.88	111.56	101.62
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Statements of Comprehensive Loss
(U.S. DOLLARS IN MILLIONS)

	Year Ended December31
	2021	2020	2019
Net loss	$(385)	$(544)	$(522)
Other comprehensive (loss) income, before tax:
Change in cumulative translation adjustment	(19)	47	(24)
Pension gains /(losses)	8	(2)	(3)
Other comprehensive (loss) income, before tax	(11)	45	(27)
Income tax (expense) /benefit	(2)	1	2
Other comprehensive (loss) income, net of tax	(13)	46	(25)
Comprehensive loss	(398)	(498)	(547)
Less: Comprehensive income/(loss) attributable to non-controlling interest	—	2	(22)
Comprehensive loss attributable to controlling interest	$(398)	$(500)	$(525)
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Balance Sheets
(U.S. DOLLARS IN MILLIONS)

		As of December 31
		2021	2020
Assets
Cash and cash equivalents		$423	$758
Restricted cash		1	—
Receivables, net	Note 10	267	292
Inventories, net	Note 11	192	134
Related party receivable	Note 23	6	9
Prepaid expenses and other contract assets		38	36
Other current assets		14	15
Total current assets		941	1,244
Property, plant and equipment, net	Note 14	369	431
Operating lease right-of-use assets	Note 4	79	89
Equity method investment	Note 13	—	153
Goodwill	Note 16	316	317
Intangible assets, net	Note 16	13	21
Deferred tax assets	Note 20	6	6
Other non-current assets		26	27
Total assets		$1,750	$2,288
Liabilities and equity
Accounts payable		$281	$257
Related party payables	Note 23	1	2
Accrued expenses	Note 12	209	232
Income tax payable		5	25
Related party short-term debt	Note 23	—	16
Other current liabilities		69	55
Total current liabilities		565	587
4% Convertible Senior Notes due 2024	Note 5	179	170
Related party long-term debt	Note 23	—	115
Pension liability	Note 18	16	20
Deferred tax liabilities	Note 20	16	12
Operating lease non-current liabilities	Note 4	62	71
Financial lease non-current liabilities	Note 4	43	46
Other non-current liabilities		16	28
Total non-current liabilities		332	462
Equity
Common stock (par value $1.00, 325 million shares authorized, 112 million and 111 million shares issued and outstanding as of December 31, 2021 and 2020, respectively)		112	111
Additional paid-in capital		2,360	2,349
Accumulated deficit		(1,611)	(1,226)
Accumulated other comprehensive income/(loss)		(8)	5
Total Equity		853	1,239
Total Equity and non-controlling interests		853	1,239
Total liabilities, Equity and non-controlling interests		$1,750	$2,288
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Statements of Cash Flow
(U.S. DOLLARS IN MILLIONS)

	Year Ended December 31
	2021	2020	2019
Operating activities
Net loss	$(385)	$(544)	$(522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	103	115
Gain on divestiture	—	(77)	—
Assets impairment charge	—	168	—
(Gain) /loss from equity method investments	(6)	39	70
Stock-based compensation expense	11	6	5
Deferred income taxes	1	1	(6)
Other, net	16	15	(11)
Change in operating assets and liabilities
Receivables, gross	19	(4)	43
Accounts payable	36	18	(56)
Related party receivable and payables, net	1	2	35
Income taxes	(17)	16	3
Inventories, gross	(82)	8	5
Accrued expenses	(8)	40	19
Prepaid expenses and contract assets	(4)	12	(15)
Other current assets and liabilities, net	13	5	(10)
Net cash used in operating activities	(291)	(192)	(325)
Investing activities
Proceeds from divestitures	—	198	—
Proceeds from sale of property, plant and equipment	1	10	2
Capital expenditures	(60)	(91)	(213)
Equity method investments	29	9	(58)
Short-term investments	—	—	5
Acquisition of intangible assets	(1)	(10)	—
Acquisition of businesses and interest in affiliates, net of cash acquired	—	(33)	—
Net decrease (increase) other non-current assets	—	2	(1)
Net cash (used in) / provided by investing activities	(31)	85	(265)
Financing activities
Issuance of common stock	—	—	403
Dividend paid to non-controlling interest	—	(5)	—
(Repayment of)/proceeds from long-term debt	—	(1)	210
(Repayment of)/proceeds from short-term debt	(8)	(3)	22
Proceeds from exercise of stock options	1	—	—
Net increase in related party short-term debt	—	—	1
Net cash provided by financing activities	(7)	(9)	636
Effect of exchange rate changes on cash and cash equivalents	(5)	15	(16)
(Decrease)/increase in cash and cash equivalents	(334)	(101)	30
Cash and cash equivalents at beginning of year	758	859	864
Cash and equivalents at end of period, assets held for sale	—	—	(35)
Cash and cash equivalents at end of year	$424	$758	$859
Supplemental Disclosures:
Cash paid for income taxes	$31	$8	$11
Cash paid for interest	$9	$8	$4
See Notes to Consolidated Financial Statements.

Veoneer, Inc.
Consolidated Statements of Changes in Equity
(U.S. DOLLARS IN MILLIONS)

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) /Gain	Non-controlling Interests	Total
Balance at January 1, 2019	$87	$1,938	$(181)	$(19)	$101	$1,927
Net loss	—	—	(500)	—	(22)	(522)
Foreign currency translation	—	—	—	(24)	—	(24)
Pension liability	—	—	—	(1)	—	(1)
Stock based compensation	—	5	—	—	—	5
Issuance of common shares	24	379	—	—	—	403
Purchase of minority interest	—	(14)	—	—	14	—
Equity component of issuance of convertible notes, net of taxes (Note 5)	—	35	—	—	—	35
Dividend	—	—	—	—	(5)	(5)
Balance at December 31, 2019	$111	$2,343	$(681)	$(44)	$89	$1,818
Net loss	—	—	(545)	—	1	(544)
Foreign currency translation	—	—	—	47	1	48
Pension liability	—	—	—	(1)	—	(1)
Stock based compensation expense	—	6	—	—	—	6
Business divestiture	—	—	—	3	(91)	(88)
Balance at December 31, 2020	$111	$2,349	$(1,226)	$5	$—	$1,239
Net loss	—	—	(385)	—	—	(385)
Foreign currency translation	—	—	—	(19)	—	(19)
Pension liability net of tax	—	—	—	6	—	6
Stock based compensation	—	11	—	—	—	11
Issuance of common stock	1	—	—	—	—	1
Balance at December 31, 2021	$112	$2,360	$(1,611)	$(8)	$—	$853
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
Equity and Debt Offerings
On May 28, 2019, the Company completed equity and debt public offerings of 24,000,000 shares of common stock and $207 million aggregate principal amount of 4.00% Convertible Senior Notes due 2024 (the “Notes”) (including $27 million aggregate principal amount pursuant to the underwriters’ over-allotment option to purchase additional notes). The public offering price for our common stock offering was $17.50 per share. During 2019, the Company received net proceeds of $403 million from the common stock offering and $200 million from the Notes offering, in each case after deducting the underwriting discounts and issuance costs directly attributable to each offering.
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
Divestiture of Veoneer Nissin Brake Systems ("VNBS")
On October 30, 2019, Veoneer signed definitive agreements to sell its 51% ownership in Veoneer Nissin Brake Japan ("VNBJ") and Veoneer Nissin Brake China ("VNBZ") entities that comprise VNBS to its joint venture partner Nissin Kogyo, and Honda Motor Co., Ltd. The aggregate sale price was $176 million. The divestiture of VNBJ and VNBZ was structured as two separate transactions each of which was completed on February 3, 2020, and the VNBS joint venture was terminated. See Note 6 "Divestiture and Held for Sale" for additional information.
Divestiture of Veoneer Brake Systems ("VBS")
On August 10, 2020, Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF Active Safety US, Inc ("ZF"). The aggregate sale price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement. See Note 6 "Divestiture and Held for Sale" for additional information.
Pending Merger Agreement
On October 4, 2021 Veoneer entered into a definitive agreement with SSW HoldCo LP ("SSW"), a Delaware limited partnership, SSW Merger Sub Corp, a Delaware corporation and a direct, wholly owned subsidiary of SSW ("Merger Sub"), and QUALCOMM Incorporated ("Qualcomm") providing for the acquisition of Veoneer. for $37.00 per share in an all-cash transaction, representing a total equity value for Veoneer of $4.5 billion. On October 5, 2021, Veoneer terminated the Agreement and Plan of Merger, dated July 23, 2021, by and among Veoneer, Magna International Inc., an Ontario corporation (“Magna”), and Delaware Corporation, a Delaware corporation, providing for the acquisition of Veoneer by Magna.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
At closing, SSW will acquire Veoneer by merger, shortly after which it is contemplated that SSW will sell Veoneer's dedicated software unit, referred to as the Arriver business to Qualcomm and retain Veoneer’s Tier-1 supplier businesses. SSW Partners will lead the process of finding strong, long-term strategic partners for the remainder of Veoneer’s business.
The transaction has been approved by the board of directors of Veoneer and is subject to regulatory approvals including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in the United States, certain European foreign direct investment approvals, and other customary conditions. The transaction is expected to close during 2022.
Due to the termination of Veoneer's acquisition agreement with Magna, Veoneer was obligated to pay Magna a termination fee of $110 million. In conjunction with the execution of the definitive agreement with SSW and Qualcomm providing for the acquisition of Veoneer, Qualcomm paid the termination fee directly to Magna on behalf of Veoneer on October 4, 2021.
The Company recorded $18 million of merger related expenses in Other (expense)/ income, net in the Consolidated Statements of Operations, for the year ended December 31, 2021. During 2021 the Operating cash flow impact was negative $10 million.
During 2021, the Company implemented an employee retention bonus program to retain certain employees. The current amount of the program is approximately $33 million which will be accrued ratably over the period the bonuses are earned. During the year approximately $11 million was accrued and included in the merger related expenses in Other (expense)/ income, net in the Consolidated Statements of Operations for the year ended December 31, 2021.
NOTE 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) and include the consolidated assets, liabilities, sales, and expenses of the Veoneer business as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019. All intercompany accounts and transactions within the Company have been eliminated from the consolidated financial statements. See Note 23, Relationship with Former Parent and Related Entities, for a further description of related party transactions between Autoliv and Veoneer.
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
Equity Method Investments
Investments accounted for under the equity method, means that a proportional share of the equity method investment’s net income increases the investment, and a proportional share of losses and payment of dividends decreases it. In the Consolidated Statements of Operations, the proportional share of the net loss is reported as Gain (loss) from equity method investments.

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
In addition, from time to time, Veoneer may make payments to customers in connection with ongoing and future business. These payments to customers are generally recognized as a reduction to revenue at the time of the commitment to make these payments, unless certain criteria are met, warranting capitalization. If the payments are capitalized, the amounts are recognized as a reduction of the transaction price as the related goods are transferred. As of December 31, 2021 and 2020, the Company had no outstanding obligations to make payments to customers in connection with ongoing and future business. The Company assesses these amounts for impairment. During 2020 Assets Held for Sale were impaired as part of the evaluation of the value less costs to sell of that asset group. See Note 6 Divestiture for additional information. No impairment was recorded in 2021 or 2019.
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
Nature of goods and services
The following is a description of principal activities from which the Company generates its revenue. The Company previously had two operating segments, Electronics includes all electronics resources and expertise, Restraint Control Systems and Active Safety products, and Brake Systems provided brake control and actuation systems. Both of the segments generate revenue from the sale of production parts to original equipment manufacturers (“OEMs”). The remaining Brake Systems business is no longer a reportable segment due to immateriality.
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
Research, Development and Engineering (R,D&E)
The Company performs research activities to identify new products, product development activities for further product evolution, and engineering activities to customize existing products for specific customers. Research and development and most engineering expenses are expensed as incurred. These expenses are reported net of expense reimbursements from contracts to further customize existing products for specific customers. For the years ended December 31, 2021, 2020 and 2019 total cash reimbursements from customers were $136 million, $202 million and $103 million, respectively.
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
Stock Based Compensation
The compensation costs for all of the Company’s stock-based compensation awards are determined based on the fair value method as defined in ASC 718, Compensation-Stock Compensation. The Company records the compensation expense for its direct and allocated portion of awards under the Veoneer Stock Incentive Plan, including restricted stock units (RSUs), performance shares (PSs) and stock options (SOs), over the respective vesting period. For further details, see Note 19, Stock Incentive Plans.
Income Taxes
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents and short-term investments approximate their fair values based on Level 1 of the fair value hierarchy.
Restricted Cash
Restricted cash represents amounts designated for uses other than current operations. As of December 31, 2021 the Company has $1 million of Restricted cash related to cash collateral for other corporate purposes. There were no Restricted cash as of December 31, 2020.
Receivables
Accounts receivables are recorded at the invoiced amount and do not bear interest.
The Company has evaluated the available adoption options of common credit loss methods that are acceptable as per FASB ASC 326, Credit Losses. The Company adopted the available Loss-rate method where the impairment is calculated using an estimated loss rate and multiplying it by the asset’s amortized cost at the balance sheet date. This method appropriately reflects the Company´s risk pattern in relation to its accounts receivables.
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
A substantial majority of the Company’s trade receivables are derived from sales to OEMs. The Company’s four largest customers accounted for 42% of net sales for 2021, 53% for 2020 and 59% for 2019. Additionally, as of December 31, 2021 and 2020, these four largest customers accounted for 28% and 40%, respectively, of the Company’s accounts receivables. The Company believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. The Company believes that credit risks are moderated by the financial stability of the Company’s major customers.
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
When a hedge is classified as a fair value hedge, the change in the fair value of the hedge is recognized in the Consolidated Statements of Operations along with the offsetting change in the fair value of the hedged item. When a hedge is classified as a cash flow hedge, any change in the fair value of the hedge is initially recorded in equity as a component of Other Comprehensive Income (OCI) and reclassified into the Consolidated Statements of Operations when the hedge transaction

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
affects net earnings. The Company uses the forward rate with respect to the measurement of changes in fair value of cash flow hedges when revaluing foreign exchange forward contracts. All derivatives are recognized in the consolidated financial statements at fair value. For further details, see Note 9, Fair Value Measurements.
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
The Company reviews goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate the assets might be impaired. The impairment test was performed on October 31, 2021.
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
Due to the pending merger agreement with Qualcomm and SSW, management performed a qualitative assessment, as permitted by Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment to test goodwill for impairment in 2021. In performing the qualitative assessment, the Company assessed relevant factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. These factors may include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors,

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
such as the pending merger agreement. The pending merger agreement was the predominant factor and allowed the Company to conclude that it was more likely than not that the fair value of the reporting unit exceeded its carrying value.
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
For the Japan, Canada, and France plans, the amount recognized as a defined benefit liability is the net total of projected benefit obligation (PBO) minus the fair value of plan assets (if any). The plan assets are measured at fair value. The inputs to the fair value measurement of the plan assets are mainly level 2 inputs (see Note 9, Fair Value Measurements). Veoneer has considered the remaining plans to be part of a multiemployer plan with Autoliv and does not record a corresponding asset or liability. Pension expense was allocated and reported within Costs of sales, Selling, general and administrative expenses and Research, development and engineering expenses in the Consolidated Statements of Operations. The expense related to Veoneer employees and allocated expenses are included in these Consolidated Financial Statements.
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
The Company believes, based on currently available information, that the resolution of outstanding matters, described in Note 17, Commitments and Contingencies, after taking into account recorded liabilities and available insurance coverage, should not have a material effect on the Company’s financial position or results of operations.
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
Receivable and Liabilities in Non-Functional Currencies
Receivables and liabilities not denominated in functional currencies are converted at year-end exchange rates. Net transaction gains/(losses) that are reflected in the Consolidated Statements of Operations amounted to $9 million, $(8) million and $2 million in 2021, 2020 and 2019, respectively. These are recorded in operating income if they relate to operational receivables and liabilities or are recorded in other non-operating items, net if they relate to financial receivables and liabilities.
Other Income, Net
During 2020, Veoneer commenced arbitration against Nissin Kogyo regarding a dispute arising out of a Share Purchase Agreement (“SPA”) dated September 2015. On June 30, 2020, Veoneer agreed to settle the proceedings, along with any and all legal claims arising out of or relating to the SPA dispute, for $20 million. During 2020 the cash settlement was received by the Company and is reported among Other income, net in the Consolidated Statements of Operations.

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

NOTE 3. Revenue
Disaggregation of revenue
The Company has attributed net sales to the geographic area based on the location of the entity selling the final product. Of the net sales, exports from the U.S. to other regions amounted to approximately $128 million, $140 million and $175 million in 2021, 2020 and 2019, respectively.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
In the following tables (dollars in millions), revenue is disaggregated by primary region and products of revenue recognition.
Net Sales by Region

	Year Ended December 31
	2021			2020			2019
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Asia	$452	$—	$452	$322	$25	$347	$350	$312	$662
Americas	490	48	538	422	45	467	556	60	616
Europe	667	—	667	559	—	559	624	—	624
Total region sales	1,609	48	1,657	1,303	70	1,373	1,530	372	1,902
Total	$1,609	$48	$1,657	$1,303	$70	$1,373	$1,530	$372	$1,902
Net Sales by Products

	Year Ended December 31
	2021			2020			2019
	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total	Electronics	Brake Systems	Total
Restraint Control Systems	$689	$—	$689	$670	$—	$670	$822	$—	$822
Active Safety products	869	—	869	624	—	624	708	—	708
Brake Systems	—	48	48	—	70	70	—	372	372
Other	51	—	51	9	—	9	—	—	—
Total product sales	1,609	48	$1,657	1,303	70	$1,373	1,530	372	1,902
Total net sales	$1,609	$48	$1,657	$1,303	$70	$1,373	$1,530	$372	$1,902
The following tables provide information about receivables and contract assets from contracts with customers.
Contract Balances with Customers

	As of December 31
	2021	2020
Receivables, net	$267	$292
Contract assets[1]	6	6
1 Included in prepaid expenses and other contract assets in the Consolidated Balance Sheets
Changes in the contract asset balances during the period are as follows:
Change in Contract Balances with Customers1 -

	Year Ended December 31
Contract assets	2021	2020
Beginning balance	$6	$6
Increases due to revenue recognized	26	21
Decreases due to transfer to receivables	(26)	(21)
Ending balance	$6	$6
1The contract asset is determined at each period end, this table reflects the rollforward of the period end balance.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 4. Leases
The Company has operating and finance leases for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment. The leases have remaining lease terms of 1 month to 24 years, some of which include options to extend the leases for up to 12 years, and some of which include options to terminate the leases within 1 month to 5 years. As of December 31, 2021 and 2020, assets recorded under finance leases included in Property, plant and equipment, net were $55 million and $52 million, respectively, and accumulated depreciation associated with finance leases was $10 million and $6 million as of December 31, 2021 and 2020, respectively.
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
The components of lease expense were as follows:

	Year Ended December 31
(Dollars in millions)	2021	2020
Operating lease cost	$24	$24
Finance lease cost
Amortization of right-of-use assets	6	4
Interest on lease liabilities	2	2
Total finance lease cost	8	6
Short-term lease cost	1	1
Total lease cost	$33	$31
Other information related to leases was as follows:

Supplemental Cash Flows Information	Year Ended December 31
(Dollars in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$23	$23
Operating cash flows used for finance leases	2	2
Financing cash flows used for finance leases	4	2
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	22	17
Finance leases	6	17

	As of December 31
(Lease term in years and discount rate)	2021	2020
Weighted-average remaining lease term
Operating Leases	6	7
Finance Leases	9	10
Weighted-average discount rate
Operating leases	3.4%	3.4%
Finance leases	4.88%	4.95%

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

(Dollars in millions)	Operating Leases	Finance Leases
2022	$22	$9
2023	19	9
2024	12	10
2025	9	4
2026	7	4
Thereafter	22	27
Total lease payments	91	63
Less imputed interest	9	13
Total lease liabilities	$82	$50
Lease obligations reported as of December 31, 2021 were as follows:

(Dollars in millions)	Operating Leases	Finance Leases
Other current liabilities	$20	$7
Lease liabilities - non current	62	43
Total lease liabilities	$82	$50
As of December 31, 2021, the Company has additional obligations of $16 million relating to leases, primarily for offices, manufacturing and research buildings, machinery, automobiles, data processing and other equipment, that have not yet commenced. These leases will commence in 2022 with lease terms of 1 year to 12 years.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 5. Debt
The Company’s short and long-term debt consists of the following:

	As of December 31
(Dollars in millions)	2021	2020
Short-Term Debt:
Short-term borrowings	$3	$4
Long-Term Debt:
4.00% Convertible Senior Notes due 2024 (Carrying value)	179	170
Other long-term borrowings	5	7
Total Debt	$187	$181
Short-Term Debt:
Short-term debt is included in Other current liabilities in the Consolidated Balance Sheet.
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
The Notes are the Company's general unsecured obligations and are rank senior in right of payment to all of the Company's indebtedness that is expressly subordinated in right of payment to the Notes, equal in right of payment with all of the Company's liabilities that are not so subordinated, effectively junior to any of the Company's secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
The following table presents the outstanding principal amount and carrying value of the Notes:

4.00% Convertible Senior Notes due 2024	As of December 31
(Dollars in millions)	2021	2020
Principal amount (face value)	$207	$207
Unamortized issuance cost	(3)	(4)
Unamortized debt discount	(25)	(33)
Net Carrying value	$179	$170
The Company recognized total interest expense related to the Notes of approximately $18 million and $17 million for the year ended December 31, 2021 and 2020, respectively.
The estimated fair value of the Notes was $341 million and $255 million as of December 31, 2021 and 2020, respectively. The estimated fair value of the Notes was determined through consideration of quoted market prices. The fair value is classified as Level 2, as defined in Note 9, Fair Value Measurements.

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
On August 10, 2020 Veoneer signed a definitive agreement to sell the majority of the Brake Systems business in North America to ZF. The aggregate sale price was $1. In connection with the transaction, the Company received approximately $22 million from ZF for VBS operational cost reimbursement. The transaction closed during third quarter and no additional gain or loss was recognized.
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
During 2021, the Company announced certain restructuring activities impacting certain engineering and administrative functions to further align the Company's resources with its core product technologies and customers. During the year ended December 31, 2021, the Company recorded restructuring expenses of $6 million reported in Other (expense) /income, net in the Consolidated Statements of Operations. The Company recorded zero in restructuring expenses for the year ended December 31, 2020 and 2019. The payback on such restructuring expenses is expected to be less than one year.

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
Zenuity, Inc and Zenuity GmbH
Zenuity AB, a 50% ownership joint venture with VCC, was separated pursuant to definitive agreements between the Company and VCC, in order for each company to more effectively drive their respective strategies. As part of the transaction the Company paid approximately $37 million to Zenuity for 200 software engineers and two business units located in Germany and the US.
The Company applied the acquisition method of accounting to the Zenuity, Inc and Zenuity GmbH entities, whereby the excess of the fair value of the business over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the workforce. The recognized goodwill of $25 million recorded as part of this acquisition is not deductible for tax purposes. The opening balance sheet is based on final assessment of the fair values of certain acquired assets, principally intangibles, and certain liabilities. The Company used discounted cash flow ("DCF") analyses, which represent Level 3 fair value measurement, to assess the purchase price allocation.
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
Intellectual property
In addition, the Company acquired the right to use VCC intellectual property in exchange for a payment of $10 million in a transaction outside of the business combination. The acquired intangible asset was assigned a useful life of 8 years and amortized over the useful life on a straight-line basis.
Separately, the Company has licensed intellectual property for $10 million to VCC with zero cost base in a transaction outside of the business combination and recognized this amount as Other Income in the Consolidated Statements of Operations for the year ended December 31, 2020.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 9. Fair Value Measurements
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
Items Measured at Fair Value on a Recurring Basis
Derivative instruments - The Company uses derivative financial instruments, “derivatives”, to mitigate the market risk that occurs from its exposure to changes in interest and foreign exchange rates. The Company does not enter into derivatives for trading or other speculative purposes. The Company’s use of derivatives is in accordance with the strategies contained in the Company’s overall financial risk policy. The derivatives outstanding as of December 31, 2021 and 2020 were foreign exchange swaps and forward contracts. All swaps principally match the terms and maturity of the underlying obligation and no swaps have a maturity beyond six months. The forward contracts are designated as cash flow hedge of certain external purchases. All derivatives are recognized in the consolidated financial statements at fair value. Certain derivatives are from time to time designated either as fair value hedges or cash flow hedges in line with the hedge accounting criteria. For certain other derivatives hedge accounting is not applied because the hedge does not meet the hedge accounting requirements, although entered into applying the same rationale concerning mitigating market risk that occurs from changes in interest and foreign exchange rates. The Company’s derivatives are classified as Level 2 of the fair value hierarchy and there were no transfers between the levels during this or comparable periods.
Financial Statement Presentation
The Company enters into master netting agreements, International Swaps and Derivatives Association (ISDA) agreements with all derivative counterparties. The netting agreements allow for netting of exposures in the event of default or breach of the counterparty agreement. The fair values in the Consolidated Balance Sheets have been presented on a gross basis. Derivative financial instruments designated and non-designated as hedging instruments are reported in Other non-current assets and liabilities in the Consolidated Balance Sheets. The nominal value of the derivatives not designated as hedging instruments was $300 million and $179 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the derivatives not designated as hedging instruments was an asset of $2 million and a liability of $1 million, respectively.
Gains and losses on derivative financial instruments reported in Other non-operating items, net in the Consolidated Statements of Operations, were a gain of $3 million, a gain of less than $1 million and a loss of $1 million for the year ended December 31, 2021, 2020 and 2019, respectively.
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 10. Receivables

	As of December 31
(Dollars in millions)	2021	2020
Receivables	$269	$295

Allowance at beginning of year	$(3)	$(3)
Current period provision for expected credit losses	—	(1)
Reversal of allowance	1	—
Write-off against allowance	—	1
Allowance at end of year	$(2)	$(3)
Total receivables, net of allowance	$267	$292
The Company receives bank notes generally maturing within six months from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.
As of December 31, 2021 and 2020, the Company had entered into arrangements with financial institutions and sold $276 million and $52 million, respectively, of factored trade receivables without recourse and $67 million and $25 million, respectively, of bank notes without recourse, which qualify as sales as all rights to the trade and notes receivable have passed to the financial institution.
As of December 31, 2021, the Company had $5 million of trade notes receivables which remain outstanding and will mature within the first quarter of 2022. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The fair value of the guaranteed notes receivables in China is determined based on Level 2 inputs including credit ratings and other criteria observable in the market. The fair value of these notes equal their carrying amounts of $5 million as of December 31, 2021.
NOTE 11. Inventories

	As of December 31
(Dollars in millions)	2021	2020
Raw material	$165	$105
Work in progress	23	14
Finished products	53	51
Inventories	$241	$170
Inventory reserve at beginning of year	$(36)	$(25)
Addition to reserve	(16)	(11)
Write-off against reserve	—	1
Translation difference	3	(1)
Inventory reserve at end of year	$(49)	$(36)
Total inventories, net of reserve	$192	$134

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 12. Accrued Expenses

	As of December 31
(Dollars in millions)	2021	2020
Operating related accruals	$57	$70
Employee related accruals	94	102
Customer pricing accruals	8	20
Product related liabilities[1]	28	19
Other accruals	22	21
Total Accrued Expenses	$209	$232
1 As of December 31, 2021 and 2020, $8 million and $9 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
NOTE 13. Equity Method Investment
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
During the year ended December 31, 2021, the Company received a dividend of SEK 108 million (approximately $13 million) in cash (representing 50%, with the remainder received by VCC) from Zenuity. In addition, the Company received a dividend of SEK 1,067 million (approximately $127 million) which was settled net against Related party short-term and long-term debt related to Zenuity's intellectual property that Veoneer acquired the right to use as part of the separation of Zenuity.
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
On June 30, 2017, Veoneer committed to make a $15 million investment in AutoTech Fund I, L.P. pursuant to a limited partnership agreement, and as a limited partner, will periodically make capital contributions toward this total commitment amount. As of December 31, 2021 and 2020, Veoneer has contributed a total of $13 million and $12 million, respectively, to the fund. As of December 31, 2021 the Company has received a distribution of $3 million from the fund.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
During 2021, the Company sold the AutoTech fund for $17 million and recognized a loss of $5 million reported in Gain/(loss) from equity method investment in the Consolidated Statements of Operations.
The Company’s equity investment in Zenuity and AutoTech, recorded in Equity Method Investment on the consolidated balance sheets, totaled zero and $153 million as of December 31, 2021 and 2020, respectively, after consideration of foreign exchange movements.
The profit and loss attributed to the investment is shown in Gain /(loss) from equity method investment in the Consolidated Statements of Operations. Veoneer’s share of Zenuity and Autotech for the years ended December 31, 2021, 2020 and 2019 was a gain of $6 million, loss of $39 million and loss of $70 million, respectively.
NOTE 14. Property, Plant and Equipment

	As of December 31
(Dollars in millions)	2021	2020	Estimated life (years)
Machinery and equipment	852	825	3-8
Buildings	130	134	20
Construction in progress	36	63	n/a
Property, plant and equipment	$1,018	$1,022
Less accumulated depreciation	(649)	(591)
Net of accumulated depreciation	$369	$431

	Year Ended December 31
DEPRECIATION INCLUDED IN (Dollars in millions)	2021	2020	2019
Cost of sales	$63	$54	$59
Selling, general and administrative expenses	5	4	4
Research, development and engineering expenses, net	39	39	32
Total	$107	$97	$95
The net book value of machinery, equipment, buildings and land under finance lease contracts was $45 million and $47 million as of December 31, 2021 and 2020, respectively.
NOTE 15. Other Comprehensive Loss

	Year Ended December 31
(Dollars in millions)	2021	2020	2019
Other Comprehensive (Loss) /Income[1]
Cumulative translation adjustments	$(4)	$15	$(34)
Pension liability, net of tax	(4)	(10)	(10)
Total ending balance	$(8)	$5	$(44)
Deferred taxes on the pension liability	1	3	3
1The components of Other Comprehensive Loss are net of any related income tax effects.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)

NOTE 16. Goodwill and Intangible Assets
Intangible assets as of December 31, 2021 and 2020 were as follows (dollars in millions):

Electronics Segment
Goodwill
Carrying amount at January 1, 2020	$290
Acquisition	23
Translation differences	4
Carrying amount at December 31, 2020	317
Acquisition adjustment	2
Translation differences	(3)
Carrying amount at December 31, 2021	$316

	As of December 31
Amortizable Intangible	2021	2020
Gross carrying amount	$151	$145
Transfer	—	(3)
Addition	1	11
Translation differences	(2)	2
Accumulated amortization	(137)	(134)
Carrying value	$13	$21
As of December 31, 2021 and 2020, the carrying value of the amortizable intangible of $13 million and $21 million, respectively, was related to the technology asset category. The estimated weighted average useful life for these assets is 5.5 years.
The Company recorded approximately $7 million, $6 million and $20 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2021, 2020 and 2019, respectively. The Company currently estimates future amortization expenses to be $5 million for 2022, $2 million for 2023, $2 million for 2024, $1 million for 2025 and $1 million for 2026.
NOTE 17. Commitments and Contingencies
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
The table below summarizes the change in product related liabilities in the Consolidated Balance Sheets.

	As of December 31
(Dollars in millions)	2021	2020
Reserve at beginning of the year	$19	$15
Change in reserve	16	11
Cash settlements	(6)	(8)
Translation difference	(1)	1
Reserve at end of the year	$28	$19
As of December 31, 2021 and 2020, provisions and cash paid primarily relate to warranty and recall related issues. The increase in the reserve balance as of December 31, 2021 compared to the prior year was mainly due to recalls of $10 million that are not subject to indemnification by Autoliv. Agreements entered into between Autoliv and Veoneer in connection with the Spin-Off provide for Autoliv to indemnify Veoneer for certain liabilities related to electronics products manufactured before April 1, 2018. As of December 31, 2021 and 2020, $8 million and $9 million, respectively, of product related liabilities were indemnifiable losses subject to indemnification by Autoliv and an indemnification asset is included in Other current assets.
Guarantees
There were no guarantees as of December 31, 2021 and 2020.
NOTE 18. Retirement Plans Defined Benefit Pension Plans
The defined benefit pension plans impacting the Veoneer financial results include the following:
Existing Veoneer Plans which are comprised of plans in Japan, Canada, and France, Transferred Veoneer Plans which are comprised of plans in Germany, India, Japan, and South Korea, and Autoliv Sponsored Plans which are comprised of plans in Sweden and the U.S.
For the years ended December 31, 2021, 2020 and 2019, the Company's total pension expense was $4 million for each period.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Changes in Benefit Obligations and Plan Assets

	As of December 31
(Dollars in millions)	2021	2020
Benefit obligation at beginning of year	$60	$54
Service cost	4	4
Interest cost	1	1
Actuarial gain	(5)	(7)
Benefits paid	(5)	(3)
Net of Held for sales add back/Divestiture	—	7
Translation difference	—	4
Benefit obligation at end of year	$55	$60
Fair value of plan assets at beginning of year	$40	$37
Actual return on plan assets	5	3
Company contributions	3	3
Benefits paid	(5)	(3)
Net of Held for sales add back/Divestiture	—	(1)
Translation difference	(1)	1
Fair value of plan assets at year end	$42	$40
Funded status recognized in the balance sheet	$(13)	$(20)
Balance sheet classification
Other non-current assets	$3	$—
Pension liabilities	(16)	(20)
Net amount recorded	$(13)	$(20)
Components of Net Periodic Benefit Cost Associated with the Defined Benefit Retirement Plan

	Year Ended December 31
(Dollars in millions)	2021	2020	2019
Service cost	$4	$4	$4
Interest cost	1	1	1
Expected return on plan assets	(2)	(2)	(2)
Amortization of actuarial loss	1	1	1
Net periodic benefit cost	$4	$4	$4
The service cost and amortization of prior service cost components are reported among employee compensation costs in the Consolidated Statements of Operations. The remaining components (interest cost, expected return on plan assets and amortization of actuarial loss) are reported in Other non-operating items, net in the Consolidated Statements of Operations.
The estimated prior service cost and net actuarial loss that will be amortized from other comprehensive income into net benefit cost over the next fiscal year is immaterial. The estimated net periodic benefit cost for 2022 is $3 million.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Components of Accumulated other Comprehensive Income Before Tax

	As of December 31
(Dollars in millions)	2021	2020
Net actuarial loss	$6	$15
Prior service cost	1	—
Total accumulated other comprehensive loss recognized in the balance sheet	$7	$15
Changes in Accumulated Other Comprehensive Income Before Tax

	As of December 31
(Dollars in millions)	2021	2020
Total retirement benefit recognized in accumulated other comprehensive income at beginning of year	$15	$13
Held for sale	—	—
Add back Held for sale	—	(2)
Effect of plan combinations	—	11
Net actuarial gain	(7)	(8)
Amortization of actuarial loss	(1)	(1)
Translation difference	—	2
Total retirement benefit recognized in accumulated other comprehensive income at end of year	$7	$15
The accumulated benefit obligation for the Veoneer defined benefit pension plans as of December 31, 2021 and 2020 was $12 million and $54 million, respectively.
Pension Plans for Which Accumulated Benefit Obligation (ABO) Exceeds the Fair Value of Plan Assets

	As of December 31
(Dollars in millions)	2021	2020
Projected Benefit Obligation (PBO)	$16	$60
Accumulated Benefit Obligation	$12	$54
Fair value of plan assets	$—	$40
Veoneer, in consultation with its actuarial advisors, determines certain key assumptions to be used in calculating the projected benefit obligation and annual net periodic benefit cost.
 Assumptions Used to Determine the Benefit Obligation

	As of December 31
	2021	2020
	Weighted average
Discount rate	2.8%	2.32%
Rate of increases in compensation level	3.3%	3.3%
 Assumptions Used to Determine the Net Periodic Benefit Cost for Years Ended December 31

	Year Ended December 31
	2021	2020	2019
	Weighted average
Discount rate	2.32%	1.86%	2.14%
Rate of increases in compensation level	3.28%	4.33%	4.39%
Expected long-term rate of return on assets	5.77%	3.76%	3.49%
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
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
The Company made contributions to its pension plans of approximately $2 million and $2 million for the years ended December 31, 2021 and 2020, respectively. In addition, the Company expects to contribute $3 million to its pension plans in 2022.
Fair Value of Total Plan Assets

	As of December 31
ASSETS CATEGORY IN % WEIGHTED AVERAGE	2021	2020
Equity securities	64%	65%
Debt instruments	21%	22%
Other assets	15%	13%
Total	100%	100%
The following table summarizes the fair value of the defined benefit pension plan assets:

	As of December 31
(Dollars in millions)	2021	2020
Assets
Equity
U.S. Large Cap	$7	$6
Non-U.S. Equity	20	20
Non-U.S. Bonds
Corporate	2	4
Aggregate	7	5
Other Investments	6	5
Total	$42	$40
The fair value measurement level within the fair value hierarchy (see Note 9, Fair Value Measurements) is based on the lowest level of any input that is significant to the fair value measurement. Plan assets are classified as Level 1 with exception of the Insurance Contracts which are classified as Level 2 in the table above.
The estimated future benefit payments for the pension benefits reflect expected future service, as appropriate. The amount of benefit payments in a given year may vary from the projected amount, especially as certain plans include lump sum benefit payments, and the lump sum amounts may vary with market interest rates.

Pension Benefits Expected Payments (Dollars in millions)	Amount
2022	$2
2023	$3
2024	$3
2025	$3
2026	$3
Years 2027-2031	$19

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
Post-Retirement Benefits Other Than Pension
Veoneer currently provides post-retirement health care and life insurance benefits to eligible Canadian employees. The plan is an unfunded plan with a benefit obligation of $4 million and $4 million as of December 31, 2021 and 2020, respectively. The net periodic benefit cost and impact on accumulated other comprehensive income related to the plan are immaterial.
Defined contribution plans
Veoneer recorded charges for contributions to the defined contribution plans of $4 million, $4 million and $5 million for December 31, 2021, 2020 and 2019, respectively.
NOTE 19. Stock Incentive Plan
Veoneer maintains two Stock Incentive Plans. the Veoneer, Inc. 2018 Stock Incentive Plan (the “2018 Stock Incentive Plan”), which became effective on June 29, 2018 and the Veoneer, Inc. 2021 Stock Incentive Plan (the “2021 Stock Incentive Plan”), which became effective on May 10, 2021, to govern the Company’s stock-based awards that will be granted in the future. The2018 Stock Incentive Plan authorizes the grant of 3 million of Veoneer common stock for future equity awards to Veoneer employees and non-employee directors and authorizes up to 1.5 million additional shares to be used for the conversion of outstanding Autoliv stock awards in connection with the Spin-Off. Approximately 1 million shares were used for the conversion of the outstanding grants in the Spin-off. The 2021 Stock Incentive Plan authorizes the grant of 13 million shares of Veoneer common stock, plus any shares underlying awards outstanding under the 2018 Plan as of March 1, 2021 that are subsequently forfeited, for future equity awards to Veoneer employees and non-employee directors. As of May 10, 2021, all future awards will be granted under the 2021 Stock Incentive Awards and no further awards may be granted under the 2018 Stock Incentive Plan.
During 2021 under the Company’s 2018 long-term incentive (LTI) program, certain employees received restricted stock units (RSUs) without dividend equivalent rights and performance shares (PSs) without dividend equivalent rights. The allocation between RSUs and PSs for the grants was 203,439 RSUs and 182,272 PSs at 100% target.
During 2021 under the Company’s 2021 LTI program, certain non-employee directors received restricted stock units (RSUs) with dividend equivalent rights of 36,841.
The majority of the RSUs granted during 2021 will vest on the third anniversary of the grant date, subject to the grantee’s continued employment or service with the Company on the vesting date and acceleration of vesting in certain circumstances. The fair value of RSUs and PSs granted in 2021 were calculated by using the closing stock price on the grant dates. The grant date fair value for the RSUs and PSs, granted during 2021 was $14 million. Each RSU represents a promise to transfer a share of the Company’s common stock to the employee following completion of the vesting period, provided that the grantee remains employed through the vesting period, subject to certain limited exceptions.
The PSs granted in 2019, 2020 and 2021 are comprised of three one-year performance periods with goals related to annual gross margin, with the number of shares ultimately earned subject to downward adjustment based on the Veoneer share price measured at the end of the three-year performance period (December 31, 2021, December 31, 2022, and December 31, 2023, respectively). The grantee may earn 0%-200% of the target number of PSs, subject to downward adjustment as described above, during the first quarter of 2022, 2023 and 2024, respectively, upon the Compensation Committee’s certification of achievement of the applicable performance goals. Each PS represents a promise to transfer a share of the Company’s common stock to the employee following completion of the performance period, provided that the performance goals mentioned above are met and provided, further, that the grantee remains employed through the performance period, subject to certain limited exceptions.
Veoneer recognized total stock (RSUs, PSs and SOs) compensation cost of $11 million, $6 million and $5 million, in the Consolidated Statements of Operations, for the years ended December 31, 2021, 2020 and 2019, respectively. Veoneer has unrecognized compensation cost for Veoneer employees of $6 million related to non-vested awards for RSUs and the weighted average period over which this cost is expected to be recognized is approximately 1.6 years. There was no compensation cost recognized for stock options during the years ended December 31, 2021, 2020 and 2019 because all outstanding stock options had vested prior to those periods.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
A summary of RSUs activity is presented below:

Number of RSUs
RSUs
Outstanding as of December 31, 2020	1,010,894
Granted	240,280
Shares issued	(371,541)
Cancelled/Forfeited/Expired	(317,678)
Outstanding as of December 31, 2021	561,955
The weighted average fair value per share at the grant date for RSUs during the years ended December 31, 2021, 2020 and 2019 was $29.24, $10.86 and $26.19, respectively. The grant date fair value for RSUs vested in 2021 was $8 million.
A summary of PSs activity is presented below:

Number of PSs
PSs
Outstanding at December 31, 2020	490,444
Granted	182,272
Shares issued	(38,771)
Cancelled/Forfeited	(209,794)
Outstanding at December 31, 2021	424,151
The weighted average fair value per share at the grant date for PSs during the years ended December 31, 2021 and 2020 was $30.47 and $14.29, respectively.

Number of Options
SOs[1]
Outstanding at December 31, 2020	232,026
Exercised	(53,125)
Cancelled/Forfeited/Expired	(10,715)
Outstanding as of December 31, 2021	168,186
1SOs presented in this table represent Veoneer awards, including those held by Autoliv employees.
The following summarizes information about stock options outstanding and exercisable as of December 31, 2021:

	Number Outstanding[1]	Remaining Contract life (in years)
EXERCISE PRICES
$20.25	13,397	0.15
$20.91	23,781	1.14
$28.67	51,823	2.14
$34.25	79,185	3.13
	168,186	2.31
1SOs presented in this table represent Veoneer awards, including those held by Autoliv employees.
The total aggregate intrinsic value, which is the difference between the exercise price and $35.48 (closing price per share as of December 31, 2021), for all “in the money” stock options outstanding as of December 31, 2021, was $1 million.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 20. Income Taxes

(Dollars in millions)	Year Ended December 31
Loss before income taxes	2021	2020	2019
U.S.	$(212)	$(400)	$(230)
Non-U.S.	(157)	(112)	(291)
Total	$(369)	$(512)	$(521)

(Dollars in millions)	Year Ended December 31
Provision for income taxes	2021	2020	2019
Current
Non-U.S.	$15	$31	$7
Deferred
U.S. federal	—	—	(9)
State	—	—	2
Non-U.S.	1	1	1
Total income tax expense	$16	$32	$1

(Dollars in millions)	Year Ended December 31
Effective income tax rate	2021	2020	2019
U.S. federal income tax rate	$(78)	$(108)	$(109)
Foreign tax rate variances	3	(1)	(8)
State taxes, net of federal benefit	(3)	(7)	(6)
Tax credits	(3)	(6)	(7)
Change in Valuation Allowances	89	113	120
Non-Controlling Interest	—	—	2
Earnings of equity investments	—	14	15
Withholding taxes	7	3	4
Tax on divestiture	—	23	—
Convertible debt	—	—	(10)
Other, net	1	1	—
Provision for income taxes	$16	$32	$1
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

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
The tax effect of temporary differences and carryforwards that comprise significant portions of deferred tax assets and liabilities were as follows:

(Dollars in millions)	As of December 31
Deferred taxes	2021	2020
Assets
Provisions	$41	$43
Intangibles assets	4	7
Tax receivables, principally net operating loss carryforward	342	262
Credits	14	14
Lease liabilities	26	29
Other	12	6
Deferred tax assets before allowances	$439	$361
Valuation allowances	(408)	(323)
Total	$31	$38
Liabilities
Property, plant and equipment	(7)	(5)
Distribution taxes	(3)	(2)
Convertible Senior Notes	(6)	(8)
Operating lease right-of-use assets	(25)	(29)
Total	$(41)	$(44)
Net deferred tax liability	$(10)	$(6)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. On December 31, 2021, the Company had net operating loss carryforwards (NOL’s) of $1,543 million, of which $1,405 million have no expiration date. The remaining losses expire on various dates through 2031. The Company also has $14 million of U.S. Research and Development Credit carry forwards, which expire on various dates through 2041.
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
The Company has recorded a deferred tax asset of $6 million and $6 million as of December 31, 2021 and 2020, respectively, and deferred tax liabilities of $16 million and $12 million as of December 31, 2021 and 2020, respectively, in the Consolidated Balance Sheets.
The following table summarizes the activity related to the Company’s valuation allowances:

(Dollars in millions)	As of December 31
Valuation Allowances Against Deferred Tax Assets	2021	2020
Allowances at beginning of year	$323	$179
Benefits reserved current year	95	133
Benefits recognized current year	(1)	—
Translation difference	(9)	11
Allowances at end of year	$408	$323

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
The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in tax expense. As of December 31, 2021, the Company had recorded $7 million for unrecognized tax benefits. The total unrecognized tax benefits as of December 31, 2021 is classified as non-current tax payable included in Other Non-Current Liabilities in the Consolidated Balance Sheets.
Approximately $2 million of these reserves would impact income tax expense if released into income. The Company does not expect a change to its unrecognized tax benefits in the next twelve months.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(Dollars in millions)	As of December 31
Unrecognized Tax Benefits	2021	2020
Unrecognized tax benefits at beginning of year	$7	$4
Increases as a result of tax positions taken during the current period	1	3
Decreases as a result of tax positions taken during a prior period	(1)	—
Total unrecognized tax benefits at end of year	$7	$7
The Company's deferred tax liability for unremitted foreign earnings was $3 million as of December 31, 2021. The $3 million deferred tax liability represented our estimate of the foreign tax cost associated with our preliminary estimate of $59 million of foreign earnings that are not considered to be permanently reinvested. The Company has not provided for foreign withholding or income taxes on the remaining foreign subsidiaries’ undistributed earnings because such earnings have been retained and reinvested by the subsidiaries as of December 31, 2021.  Accordingly, no provision has been made for foreign withholding or income taxes, which may become payable if the remaining undistributed earnings of foreign subsidiaries were paid to us as dividends.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 21. Loss Per Share
Basic earnings per share is computed by dividing net earnings for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and equity incentive awards is reflected in diluted earnings per share by application of the treasury stock method. In periods when the Company has a net loss, equity incentive awards are excluded from the denominator in the Company's calculation of earnings per share as their inclusion would have an antidilutive effect. The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2021, 2020 and 2019.

(U.S. dollars in millions, except per share amounts)	Year Ended December 31
	2021	2020	2019
Numerator:
Basic and diluted:
Net loss attributable to common shareholders	$(385)	$(545)	$(500)

Denominator:
Basic: Weighted average number of shares outstanding (in millions)	111.88	111.56	101.62
Diluted: Weighted-average number of shares outstanding, assuming dilution (in millions)	111.88	111.56	101.62

Basic loss per share	$(3.44)	$(4.89)	$(4.92)
Diluted loss per share	$(3.44)	$(4.89)	$(4.92)

The table below shows equity incentive awards and convertible shares due to the Notes excluded from the diluted loss per share calculations because their effect would be antidilutive:

(Share amounts)	Year Ended December 31
	2021	2020	2019
Equity incentive awards	719,178	817,733	287,326
Convertible shares due to the Notes	9,277,305	9,277,305	5,515,548
The Company may settle the conversions of the Notes in cash, shares of the Company's common stock or any combination thereof at its election. For the Notes, the number of shares of the Company's common stock issuable at the conversion price of $22.3125 per share would be 9,277,305 shares if the Company elected to settle the conversion wholly in shares. See Note 5, Debt. Due to anti-dilutive effects, the Company excluded potential convertible shares due to the Notes from the diluted loss per share calculations.

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
NOTE 22. Segment Information
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
The accounting policies for the reportable segments are the same as those described in the Note 2, Summary of Significant Accounting Policies to the consolidated financial statements. Brake Systems ceased to be a reportable segment upon disposal in the quarter ended September 30, 2020 and historical information from prior to the disposal date is reported here.
Key financial measures reviewed by the Company’s CODM are as follows:

(Dollars in millions)	Year Ended December 31
Loss Before Income Taxes	2021	2020	2019
Electronics	$(286)	$(268)	$(324)
Brake Systems	—	(37)	(64)
Segment operating loss	(286)	(305)	(388)
Corporate and other	(71)	(62)	(72)
Gain on divestiture and assets impairment charge, net	—	(91)	—
Interest and other non-operating items, net	(18)	(15)	9
(Gain) /loss from equity method investment	6	(39)	(70)
Loss before income taxes	$(369)	$(512)	$(521)

(Dollars in millions)	Year Ended December 31
Capital Expenditures	2021	2020	2019
Electronics	$60	$79	$153
Brake Systems	—	12	60
Total capital expenditures	$60	$91	$213

(Dollars in millions)	Year Ended December 31
Depreciation and Amortization	2021	2020	2019
Electronics	$114	$101	$83
Brake Systems	—	2	32
Total depreciation and amortization	$114	$103	$115

(Dollars in millions)	As of December 31
Segment Assets	2021	2020
Electronics	$1,853	$2,391
Brake Systems	—	—
Intersegment assets	(103)	(103)
Total assets	$1,750	$2,288

Veoneer, Inc.
Notes to Consolidated Financial Statements
(U.S. DOLLARS IN MILLIONS)
The Company’s customers consist of all major European, U.S. and Asian automobile manufacturers. Sales to individual customers representing 10% or more of net sales were:
In 2021: Customer A 19%
In 2020: Customer A 20%, Customer B 12%, Customer C 11% and Customer D 11%
In 2019: Customer A 23%, Customer B 16% and Customer C 11% and Customer D 10%

(Dollars in millions)	As of December 31
Long-lived Assets	2021	2020
Asia	$99	$125
Americas	262	294
Europe	449	625
Total	$810	$1,044
Long-lived assets in the U.S. amounted to $192 million and $215 million for 2021 and 2020, respectively. For 2021 and 2020 $127 million and $128 million, respectively, of the long-lived assets in the U.S. refer to intangible assets, principally from acquisition goodwill.
NOTE 23. Relationship with Former Parent and Related Entities
Transactions with Related Parties
Veoneer and Autoliv entered into a Transition Services Agreement (TSA) under which certain services are provided by Autoliv to Veoneer and certain services are provided by Veoneer to Autoliv. The TSA expired by its terms on March 31, 2020 and was extended by mutual consent for one month. Upon expiration of the TSA, Veoneer and Autoliv finalized ongoing agreements to extend a very limited set of services to facilitate ongoing business. For the years ended December 31, 2021, 2020 and 2019, Veoneer recognized less than $1 million, $1 million and $5 million, respectively, of expenses under the TSA.
Throughout the periods covered by the consolidated financial statements, Veoneer sold finished goods to Autoliv and Nissin Kogyo, the 49% owner in VNBS (a 51% owned subsidiary). Related party sales during the years ended December 31, 2021, 2020 and 2019 amounted to $70 million, $70 million and $101 million, respectively. Related party purchases of component products during the years ended December 31, 2021, 2020 and 2019 amounted to zero, $1 million and $16 million, respectively. Furthermore, engineering services relating to passive safety electronics have been rendered to Autoliv amounting to less than $1 million for year ended December 31, 2021 and $1 million for both years ended December 31, 2020 and 2019, and engineering services relating to passive safety electronics received from Autoliv amounting to $1 million, $2 million and $2 million the years ended December 31, 2021, 2020 and 2019, respectively.
Related Party Balances
Amounts due to and due from related party components as summarized in the below table:

(Dollars in millions)	As of December 31
RELATED PARTY	2021	2020
Related party receivable	$6	$9
Related party payables	$1	$2
Related party short term debt	$—	$16
Related party long-term debt	$—	$115
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

As of December 31, 2020, Related party short-term and long-term debt mainly related to Zenuity's intellectual property that Veoneer acquired the right to use for a total consideration of approximately $114 million payable in ten annual installment payments. During 2021, the Company settled the payable amount with Zenuity.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was (a) reported within the time periods specified by SEC rules and regulations, and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Ernst & Young AB has issued an attestation report on the Company’s internal control over financial reporting, which is included herein as the Report of Independent Registered Public Accounting Firm under Item 8. Financial Statements and Supplementary Data for the year ended December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The information relating to our directors, our nominees for directors, and our executive officers pursuant to Items 401; and Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by Item 10 will be contained under the caption "Proposal 1 - Election of Directors" in the 2022 Proxy Statement to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act and is hereby specifically incorporated herein by reference thereto or will be included in a Form 10-K/A as an amendment to this Form 10-K.

Item 11. Executive Compensation
The information required under this Item 11 will appear under the captions "Board Compensation," "Compensation Discussion and Analysis", "Executive Compensation" and related discussion and disclosure thereto, in the 2022 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included in a Form 10-K/A as an amendment to this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information pursuant to Item 403 of Regulation S-K to be included in this Item 12 will appear under the captions "Security Ownership of Certain Beneficial Owners and Management" in the 2022 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included in a Form 10-K/A as an amendment to this Form 10-K.
Shares Previously Authorized for Issuance Under the 2018 and 2021 Stock Incentive Plans
The following table provides information as of December 31, 2021, about the common stock that may be issued under the Veoneer, Inc. Stock Incentive Plans. The Company does not have any equity compensation plans that have not been approved by its stockholders.

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights[2]	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)[3]
Equity compensation plans approved by security holders[1]	1,154,292	$29.53	13,099,709
Equity compensation plans not approved by security holders	—	$—	—
Total	1,154,292	$29.53	13,099,709
1Veoneer, Inc. 2018 and 2021 Stock Incentive Plan (Stock Options and Restricted Stock Units (RSUs)).
2Excludes RSUs which convert to shares of common stock for no consideration.
3All such shares are available for issuance pursuant to grants of full-value stock awards.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item will appear under the captions "Proposal 1 - Election of Directors", "Relationships and Related Party Transactions" and related discussion and disclosure thereto, in the 2022 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included in a Form 10-K/A as an amendment to this Form 10-K.
Item 14. Principal Accountant Fees and Services
The information required under this item will appear under the captions "Fees of Independent Auditors," and "Audit Committee Pre-Approval Policies and Procedures" and related discussion and disclosure thereto, in the 2022 Proxy Statement, to be filed by us with the SEC pursuant to Regulation 14A of the Exchange Act, and is hereby specifically incorporated herein by reference thereto or will be included in a Form 10-K/A as an amendment to this Form 10-K.

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
2.2
Agreement and Plan of Merger, dated as of July 22, 2021, among Veoneer, Inc., Magna International Inc. and 2486345 Delaware Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2021.****

2.3
Agreement and Plan of Merger, dated as of October 4, 2021, among Veoneer, Inc., Qualcomm Incorporated, SSW HoldCo LP and SSW Merger Sub Corp, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021.**

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

10.2
Amendment Agreement by and between Volvo Car Corporation and Veoneer Sweden AB regarding Zenuity, entered into October 1, 2019, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed October 23, 2019.

10.3
Joint Venture Agreement, dated March 7, 2016, by and among Autoliv ASP, Inc., Autoliv AB, Autoliv Holding, Inc. and Nissin Kogyo Co., Ltd., Nissin Kogyo Holdings USA, Inc. and Zhongshan Nissin Industry Co., Ltd., incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed May 21, 2018.

10.4
VNBA Separation Agreement, dated June 14, 2019, by and among Nissin Kogyo Co., Ltd., Veoneer AB and Veoneer US, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

10.5
Amendment to Joint Venture Agreement, dated June 28, 2019, by and among Nissin Kogyo Co., Ltd., Veoneer AB and Veoneer US, Inc. incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed July 26, 2019.

10.6
Share Purchase Agreement (VNBJ), dated October 30, 2019, by and among Veoneer AB, Honda Motor Co., Ltd. and Nissin Kogyo Co., Ltd. incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed February 21, 2020.

10.7
Share Purchase Agreement (VNBZ), dated October 30, 2019, by and among Veoneer AB, Honda Motor Co., Ltd. and Nissin Kogyo Co., Ltd., incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed February 21, 2020.

10.8
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

10.10
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

10.11	Master Collaboration Agreement between Veoneer, Inc. and Qualcomm Technologies, Inc. dated January 26, 2021.***
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

10.21+
Employment Agreement, effective as of May 1, 2020, by and between Veoneer, Inc. and Matthias Bieler, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed July 3, 2021.

10.22+
Amendment, dated March 29, 2021, to Employment Agreement, effective as of May 1, 2020, by and between Veoneer, Inc. and Matthias Bieler, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed July 3, 2021.

10.23+
Employment Agreement, dated May 6, 2020, by and between Veoneer, Inc. and Christer Lundström, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed July 24, 2020.

10.24+
Employment Agreement, dated August 1, 2020, by and between Veoneer, Inc. and Robert Bisciotti, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed October 23, 2020.

10.26+
Employment Agreement, dated November 3, 2020, by and between Veoneer, Inc. and Christine Rankin, incorporated herein by reference to Exhibit 10.34 to the Company's Quarterly Report on Form 10-K filed February 19, 2021.

10.27+
Employment Agreement, dated March 1, 2021, by and between Veoneer, Inc. and Ray Pekar, incorporated herein by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-K filed February 19, 2021.

10.28+
Employment Agreement, effective as of May 1, 2021, by and between Veoneer, Inc. and Steven Jenkins, incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed July 3, 2021.

10.29+
Employment Agreement, effective as of May 1, 2021, by and between Veoneer, Inc. and Chris Van Dan Elzen incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed July 3, 2021.

10.30+
Employment Agreement, effective as of May 10, 2021, by and between Veoneer, Inc. and Christoph Schmickler, incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed July 3, 2021.

10.31+
Form of Indemnification Agreement between Veoneer, Inc. and its officers and directors, incorporated herein by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed July 2, 2018.

10.32+	Veoneer, Inc. 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q filed July 27, 2018.
10.33+
Form of Employee performance share grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed February 21, 2020.

10.34+
Form of Employee restricted stock unit agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed February 21, 2020.

10.35+
Form of Employee restricted stock unit agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan effective February 18, 2020, incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed April 24, 2020.

10.36+
Form of Employee performance shares grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan effective February 18, 2020, incorporated herein by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 24, 2020.

10.37+
Form of Employee restricted stock unit agreement to be used for retention awards granted under the Veoneer, Inc. 2018 Stock Incentive Plan effective February 18, 2020, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed April 24, 2020.

10.38+	Form of Veoneer, Inc. Non-Employee Director Compensation Policy, incorporated herein by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q filed July 27, 2018.
10.39+
Form of Non-Employee Director restricted stock unit grant agreement to be used under the Veoneer, Inc. 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q filed July 27, 2018.

10.40+	Veoneer, Inc. 2021 Stock Incentive Plan, incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2021.
10.43+	Form of Non-Employee Director restricted stock unit grant agreement to be used under the Veoneer, Inc. 2021 Stock Incentive Plan.
10.44+	Veoneer, Inc. Non-Qualified Retirement Plan, incorporated herein by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q filed July 27, 2018.

10.45
Cooperation Agreement, dated May 24, 2018, among Autoliv, Inc., Veoneer, Inc. and Cevian Capital II GP Limited, incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 filed June 4, 2018.

10.46
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
101*
The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in inline XBRL (Extensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Loss: (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flow; (v) the Consolidated Statements of Changes in Equity; and (vi) the Notes to the Consolidated Financial Statements.

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

**** The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the Securities and Exchange Commission upon request.
Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 17, 2022
VEONEER, INC.
(Registrant)
By: /s/ Ray Pekar
Ray Pekar
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of February 17, 2022.

Title	Name
Chairman of the Board of Director, Chief Executive Officer and President (Principal Executive Officer)	/s/ Jan Carlson Jan Carlson

Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Ray Pekar Ray Pekar

Senior Vice President, Corporate Control (Principal Accounting Officer)	/s/ Christine Rankin Christine Rankin

Director	/s/ Robert W. Alspaugh Robert W. Alspaugh

Director	/s/ Mark Durcan Mark Durcan

Director	/s/ James M. Ringler James M. Ringler

Director	/s/ Kazuhiko Sakamoto Kazuhiko Sakamoto

Director	/s/ Jonas Synnergren Jonas Synnergren

Director	/s/ Wolfgang Ziebart Wolfgang Ziebart