Form 10-K/A
period 2021-12-31
Veoneer, Inc.
filed 2022-04-01
CIK 1733186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38471

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

Securities registered pursuant to Section 12(g) of the Act:
None
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

As of March 30, 2022, there were 112,140,210 shares of common stock of Veoneer, Inc., par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Veoneer, Inc., referred to in this report as “Veoneer,” “the Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2022 (the “Original Report”), for the sole purpose of including the information required by Part III, Items 10 through 14, of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2021, because the Company does not intend to file a definitive proxy statement containing such information within 120 days of December 31, 2021.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated only with respect to the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Report. This Amendment does not reflect events occurring after the filing of the Original Report, does not modify or update in any way the disclosures contained in the Original Report, and does not modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the SEC subsequent to the Original Report.

On October 4, 2021, Veoneer entered into a definitive agreement with SSW HoldCo LP (“SSW”), a Delaware limited partnership, SSW Merger Sub Corp, a Delaware corporation and a direct, wholly owned subsidiary of SSW (“Merger Sub”), and QUALCOMM Incorporated (“Qualcomm”) providing for the merger of Merger Sub with and into the Company, with the Company continuing as a wholly owned subsidiary of SSW (the “Merger”).

Shortly after the closing of the Merger, it is contemplated that SSW will sell Veoneer's dedicated software unit, referred to as the Arriver business, to Qualcomm and retain Veoneer’s Tier-1 supplier businesses.

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”):
•
each share of common stock, par value $1.00 per share, of the Company (the “Common Stock”) issued and outstanding immediately prior to the Effective Time (other than any shares cancelled pursuant to the Merger Agreement) will be converted into the right to receive $37.00 per share of Common Stock in cash, without interest and subject to any tax withholding required by applicable law (the “Merger Consideration”);

•
each Company stock option (whether or not vested) that is outstanding immediately prior to the Effective Time will automatically vest (if unvested) and be cancelled and converted into the right to receive an amount in cash, without interest and subject to any tax withholding required by applicable law, equal to the product of (i) the excess, if any, of (A) the Merger Consideration over (B) the per-share exercise price for such Company stock option and (ii) the total number of shares of Common Stock underlying such Company stock option, provided, that if the exercise price per share of Common Stock of such Company stock option is equal to or greater than the Merger Consideration, such Company stock option shall be cancelled without any cash payment or other consideration being made in respect thereof;

•
each Company time-based restricted stock unit that is outstanding immediately prior to the Effective Time will automatically vest (if unvested) and be cancelled and converted into the right to receive an amount in cash, without interest and subject to any tax withholding required by applicable law, equal to the product of (i) the total number of shares of Common Stock underlying such Company time-based restricted stock unit (including any shares of Common Stock in respect of dividend equivalent units credited thereon) and (ii) the Merger Consideration; and

•
each Company performance-based restricted stock unit that is outstanding immediately prior to the Effective Time will automatically vest (if unvested) and be cancelled and converted into the right to receive an amount in cash, without interest and subject to any tax withholding required by applicable law, equal to the product of (i) the number of shares of Company Common Stock underlying such Company PSU (including any shares of Common Stock in respect of dividend equivalent units credited thereon) determined based on the attainment of the applicable performance metrics at (x) the actual level of performance for any performance periods that have concluded prior to the date of the Merger Agreement, and (y) the greater of the target level of performance or actual level of performance measured through the date on which the Closing of the Merger occurs (as determined by the Board), for any performance periods that would otherwise conclude following the date of the Merger Agreement, in each case, and (ii) the Merger Consideration.

In connection with the Merger, the Company’s securities will be de-listed from the New York Stock Exchange and de-registered under the Exchange Act as soon as practicable following the Effective Time.

VEONEER, INC.

FORM 10-K/A

For the Year Ended December 31, 2021

PART III

Part III
Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The Company’s bylaws (the “Bylaws”) provide that the size of the Board shall be fixed from time to time exclusively by the Board. The Board has currently fixed the size of the Board at seven. The Board currently consists of seven members divided into three classes.

The directors designated in the first class have terms expiring in 2022 (Class I); the directors designated in the second class have terms expiring in 2023 (Class II); and the directors designated in the third class have terms expiring in 2024 (Class III). Each director will be elected at such meetings to serve a term of three years, with each director’s term to expire at the annual meeting held three years after the director’s election.

Below are biographical summaries current as of the date of this Form 10-K/A for each of our directors.
Class I Directors
Mark Durcan Director Since: June 29, 2018 Current Other Public Directorships: Advanced Micro Devices, Inc., AmerisourceBergen Corporation, and ASML Holding NV Age: 60
Mr. Durcan served as Chief Executive Officer of Micron Technology, Inc., a memory and storage solutions company, from February 2012 until May 2017. Mr. Durcan joined Micron Technology in 1984 and held a variety of senior leadership positions at the company, including President and Chief Operating Officer from June 2007 to February 2012, Chief Operating Officer from February 2006 to 2007 and Chief Technical Officer from 1998 to February 2006. Mr. Durcan has been a member of the board of directors of Advanced Micro Devices, Inc. since October 2017, a director of St. Luke’s Health System of Idaho since February 2017, a director of AmerisourceBergen Corporation since September 2015, and a member of the Supervisory Board of ASML Holding NV, a manufacturer of chip-making equipment, since April 2020. Mr. Durcan also served on the board of the Semiconductor Industry Association from 2011 to 2017. Mr. Durcan holds a Bachelor of Science and Master of Chemical Engineering degree from Rice University and is currently a member of its Board of Trustees.
Qualifications: Mr. Durcan is a seasoned business executive who brings demonstrated skill in the areas of strategic planning, semiconductor technology, finance and corporate governance to the Board.

Jonas Synnergren Director Since: June 29, 2018 Current Other Public Directorships: Nordea Age: 44
Mr. Synnergren has been a partner at Cevian Capital AB, investment advisor to the international investment firm, Cevian Capital since 2009 and was promoted to Senior Partner in 2020. Mr. Synnergren joined Cevian in 2007 and has been head of Cevian’s Swedish office since 2012. In 2006 Mr. Synnergren was Interim CEO and Head of Investor Relations and Business Development of Svalan Konsortier AB, a Swedish Real Estate fund based in Stockholm. From 2000 to 2006, Mr. Synnergren worked for the Boston Consulting Group, ultimately as a Project Leader, where he led projects related to strategy, organization and operational efficiency, including IT-related assignments. During his time with the Boston Consulting Group, Mr. Synnergren’s main focus was financial services. Mr. Synnergren served on the board of directors of Tieto Corporation, a Finnish IT software and services company, from 2012 through early 2019. Mr. Synnergren has served on the board of directors of Nordea, a Nordic bank headquartered in Finland, since May 28, 2020. Mr. Synnergren has also served on the Nomination Committee of Ericsson, a Swedish telecom equipment company, since 2019. Mr. Synnergren served on the Nomination Board of Metso, a Finnish industry machinery company, from 2014 to 2016. Mr. Synnergren has a Master of Science in Economics and Business from the Stockholm School of Economics, including studying at HEC Paris.
Qualifications: The Board benefits from Mr. Synnergren’s deep knowledge of capital markets, mergers and acquisitions and investment expertise.

Mr. Synnergren was initially appointed as a director of the Company pursuant to the terms of a Cooperation Agreement between the Company and Cevian Capital II GP Limited (“Cevian”), and its affiliates (the “Cooperation Agreement”), as described below under “Relationships and Related Party Transactions – Stockholder Agreements- Cooperation Agreement with Cevian Capital II GP Limited”. As of the date of this Report, Cevian owns at least 8% of the outstanding common stock of the Company. Pursuant to the terms of the Cooperation Agreement, Mr. Synnergren has agreed to offer his resignation from the Board if Cevian no longer owns at least 8% of the then-outstanding shares of common stock of Veoneer.

Class II Directors
Kazuhiko Sakamoto Director Since: June 29, 2018 Age: 76
Mr. Sakamoto has served as an outside auditor of Zenitaka Corporation, a mid-sized construction company listed on the Tokyo Stock Exchange, since 2016. Mr. Sakamoto previously served in a number of senior executive roles at Marubeni Corporation, one of Japan’s leading general trading houses, and Marubeni Construction Material Lease Co. Ltd., a company affiliated with Marubeni Corporation, over the course of 40 years. Mr. Sakamoto served as a director of Autoliv, Inc. from 2007 until the Spin-off (as defined below). He has a degree from Keio University, and attended the Harvard University Research Institute for International Affairs.
Qualifications: Mr. Sakamoto brings to the Board a unique set of skills and insights gained through his extensive business experience in both Asia and North America.

Wolfgang Ziebart Director Since: June 29, 2018 Current Other Public Directorships: Nordex SE Age: 72
Dr. Ziebart had a distinguished career with BMW beginning in 1977, which took him to the Board of Management, where he was responsible for R&D and Purchasing. From 2000 to 2004, he was Member of the Board of Management of automotive supplier Continental, where he was in charge of the electronics and the brake business. Between 2004 and 2008, he was President and CEO of Infineon Technologies AG, a global semiconductor and system solutions provider listed on the Frankfurt Stock Exchange. Dr. Ziebart was also previously employed by Jaguar Land Rover, where he served in a consulting role related to product development. Dr. Ziebart serves on the Supervisory Board of Webasto SE, an automotive supplier, mainly for body systems, and is the Chairman of the Supervisory Board of Nordex SE, a wind turbine manufacturer. Dr. Ziebart served as a director of Autoliv, Inc. from 2008 to 2013, and from December 2015 until the Spin-off. Dr. Ziebart holds a doctorate degree in mechanical engineering from the Technical University of Munich in Germany.
Qualifications: Dr. Ziebart brings to the Board his extensive knowledge of the automotive industry, gained through his years of experience, including, in particular, with engineering and development.

Class III Directors
Robert W. Alspaugh Director Since: June 29, 2018 Current Other Public Directorships: Triton International Ltd. Age: 75
Mr. Alspaugh had a 36-year career with KPMG, serving in a number of roles, including as the senior partner for a diverse array of companies across a broad range of industries. He has worked with global companies in Europe and Japan in addition to those headquartered in the U.S. Mr. Alspaugh also serves on the board of directors of Triton International Ltd., which is a public company, and DSGI Technologies, Inc., a private company. Mr. Alspaugh served on the board of Autoliv, Inc. from 2006 until the Spin-off. Mr. Alspaugh has a BBA degree, summa cum laude, in Accounting from Baylor University.
Qualifications: Mr. Alspaugh brings his technical skills and knowledge gained through his extensive global business experience to the Board.

Jan Carlson Director Since: April 1, 2018 Current Other Public Directorships: Autoliv, Inc. and Telefonaktiebolaget LM Ericsson Age: 61
Mr. Carlson has been the Chairman of the Board of Veoneer since the Spin-off, and President and Chief Executive Officer of Veoneer since April 1, 2018. Before the Spin-off, Mr. Carlson served as the President and Chief Executive Officer of Autoliv since April 1, 2007. Mr. Carlson joined Autoliv in 1999 as President of Autoliv Electronics, and later served as Vice President, Engineering and a member of Autoliv’s Executive Committee. Mr. Carlson was appointed Chairman of the board of directors of Autoliv in May 2014 and continues to serve in that role. Mr. Carlson has served on the board of directors of Telefonaktiebolaget LM Ericsson since February 2017. Mr. Carlson has been nominated for election to the board of directors of AB Volvo, a commercial transport solutions company, at its Annual General Meeting scheduled to be held on April 6, 2022. Mr. Carlson has a Master of Science degree in Physics and Electrical Engineering from the University of Linköping in Sweden and was appointed Technology Honorary Doctorate by the University in May 2018.
Qualifications: Mr. Carlson brings his extensive knowledge of Veoneer’s operations, business and industry to the Board and Mr. Carlson’s role as Chief Executive Officer of Veoneer provides the Board with insight into the day-to-day operations of the Company.

James M. Ringler Director Since: April 1, 2018 Current Other Public Directorships: Autoliv, Inc., TechnipFMC plc, JBT Corporation, and Teradata Corporation Age: 76
Mr. Ringler served as Vice Chairman of Illinois Tool Works Inc. between 1999 and 2004. Prior to joining Illinois Tool Works, Mr. Ringler served in a number of executive positions at Premark International, Inc., including as Chairman, President, and Chief Executive Officer until the company merged with Illinois Tool Works in 1999. Mr. Ringler served as a director of Autoliv, Inc. from 2002 until 2021, and also serves on the board of directors of TechnipFMC plc and JBT Corporation. Mr. Ringler also previously served on the board of directors of Teradata Corporation until 2021. Mr. Ringler holds a Bachelor of Science degree in Business Administration and an MBA degree in Finance from the State University of New York.
Qualifications: Mr. Ringler brings to the Board his business and management experience in multiple executive positions at Premark International, Inc. and Illinois Tool Works and his deep knowledge of manufacturing, technology and corporate governance gained through his extensive service on the boards of directors of public companies in a wide variety of industries.

Executive Officers of the Company

Set forth below is information regarding our current executive officers of the Company as defined in Rule 3b-7 under the Securities Exchange Act of 1934, as amended, who are not also directors:
Ray Pekar Executive Officer Since: March 1, 2021 Title: CFO and Executive Vice President, Finance Age: 59
Mr. Pekar has served as the Chief Financial Officer and Executive Vice President, Finance of the Company since March 2021. Mr. Pekar joined the Company in April 2018 as Vice President, Investor Relations, in connection with the spin-off of the Company by Autoliv, Inc. Prior to that, Mr. Pekar served in various roles of increasing responsibility at Autoliv, Inc. beginning in 1996, including Vice President, IR and M&A from January 2005 until April 2018 and VP Finance and Tech Center General Manager for North America from June 1998 until January 2005. Mr. Pekar holds a Bachelor of Commerce Degree from the University of Windsor with a concentration in finance and accounting. He is also a CPA, CMA receiving his accreditation in Ontario, Canada.

Matthias Bieler Executive Officer Since: February 1, 2020 Title: Executive Vice President, Business Unit Europe Age: 55
Mr. Bieler has served as Executive Vice President, Business Area Vision & DMS since April 1, 2021. Prior to that he served as Executive Vice President, Business Unit Europe of the Company (beginning in February 2020) and as Vice President and Managing Director for VW, PAS and JLR (beginning in November 2019). Prior to joining the Company, Mr. Bieler was self-employed for several years after holding multiple senior management positions within program management, business development and sales in Europe and China for TRW Automotive, and then, following its acquisition of TRW Automotive, as a Senior Vice President for ZF Friedrichshafen from 2015-2017. Mr. Bieler holds an engineering degree in electrical engineering from University of Paderborn and an Executive MBA from Henley Management College.

Robert Bisciotti Executive Officer Since: August 1, 2020 Title: Executive Vice President, Business Unit North America Age: 59
Mr. Bisciotti has served as Executive Vice President, Business Unit North America since August 1, 2020. Mr. Bisciotti previously served as the Company’s Vice President and Managing Director-Ford Business Unit since July 2018. Prior to joining the Company, Mr. Bisciotti was the VP-Autoliv Electronics Europe and America, VP-ANBS Operations & Sales, VP-Autoliv NA Sales at Autoliv, Inc. Mr. Bisciotti holds a Bachelor’s degree in Electrical Engineering and an MBA from Villanova University.

Steven Jenkins Executive Officer Since: May 1, 2021 Title: Chief Technology Officer Age: 43
Mr. Jenkins has served as Chief Technology Officer since April 2021. Prior to that, he served as Director of Technical Competence since December 2018 and as Department Manager of Software Engineering from June 2016 until December 2018. Prior to joining the Company, Mr. Jenkins served as Department Manager – Software Engineering for Autoliv, Inc. from October 2017 until April 2018 and as a Manager – Systems Design for Autoliv, Inc. from June 2016 until September 2017. Prior to his career at Autoliv, Mr. Jenkins served as a Software Engineering Manager at Arris, Inc. from May 2013 until May 2016. Mr. Jenkins holds a Bachelor’s degree in Computer Science from University of Bradford.

Thomas Jönsson Executive Officer Since: April 1, 2018 Title: Executive Vice President, Communications and Investor Relations Age: 56
Mr. Jönsson has served as Executive Vice President, Communications and Investor Relations of the Company since April 1, 2018. Prior to joining the Company, Mr. Jönsson served as Vice President, Corporate Communications of Autoliv since May 2013. Prior to joining Autoliv in January 2013, Mr. Jönsson served from June 2010 to December 2012 as Vice President of Brand and External Communications for TeliaSonera, a leading Nordic and Baltic telecommunications company. Before joining TeliaSonera, Mr. Jönsson had an international career working for Nokia and Intel Corporation. Mr. Jönsson studied Business Administration at the University of Stockholm.

Mikael Landberg Executive Officer Since: March 1, 2020 Title: Executive Vice President, Human Resources Age: 53
Mr. Landberg has served as Executive Vice President, Human Resources of the Company since March 1, 2020. Immediately prior to joining the Company, he served as the Chief Human Resources Officer of Sweco AB since January 2018. Prior to that, Mr. Landberg worked for DeLaval for almost ten years, where he served in progressively senior positions and was appointed Senior Vice President of Human Resources in 2012. Mr. Landberg holds a Bachelor´s degree in Human Resources, Industrial Relations and Labour Relations from Uppsala University, and an Executive MBA from the Stockholm School of Economics.

Christer Lundström Executive Officer Since: May 6, 2020 Title: Executive Vice President, Quality Age: 57
Mr. Lundström has served as Executive Vice President, Operations & Quality of the Company since May 1, 2021.  From May 6, 2021 until May 1, 2021.  Mr. Lundström served as Executive Vice President, Quality (beginning May 6, 2021), and  Senior Vice President, Quality (beginning March 19, 2020) of the Company. Prior to coming to work for the Company, Mr. Lundström was employed by Volvo Car Corporation, based in Gothenburg, Sweden, from May 1989 until March 18, 2020. From 2011 until 2016, Mr. Lundström had the position Vice President, Manufacturing Quality and from 2016 until the end of his employment on March 18, 2020, Vice President, Marketing, Sales, and Service Quality. Mr. Lundström has a Master of Science degree in Computer Science and Computer Engineering.

Christoph Schmickler Executive Officer Since: May 10, 2021 Title: Executive Vice President, ADAS ECU & Integration Product Area Age: 54
Mr. Schmickler has served as the Company’s Executive Vice President, ADAS ECU & Integration beginning in May 10, 2021, and as Senior Vice President and Managing Director, Business Unit, Europe  of the Company beginning in 2020. Prior to joining the Company, Mr. Schmickler served as Vice President, Sales and Business Development at Zenuity GmbH (2017-2020), and  Director, Business Development, Europe Active Safety (2012-2016) for Autoliv Electronics.

Lars Sjöbring Executive Officer Since: April 1, 2018 Title: Executive Vice President, Legal Affairs, General Counsel and Secretary Age: 54
Mr. Sjöbring has served as Executive Vice President, Legal Affairs, General Counsel and Secretary of the Company since April 1, 2018. Prior to that, Mr. Sjöbring served as Group Vice President, Legal Affairs, General Counsel and Secretary of Autoliv since November 2015. Mr. Sjöbring served as Senior Vice President and General Counsel of Transocean Ltd., a leading international provider of offshore contract drilling services, from March 2014 through November 2015. Prior to his time with Transocean, Mr. Sjöbring served as Autoliv’s Vice President, Legal Affairs, General Counsel and Secretary from September 2007 until February 2014. Over the course of his career, Mr. Sjöbring has also held various positions at Telia AB, Skadden Arps, Slate, Meagher and Flom LLP and Nokia Corporation. Mr. Sjöbring holds Master of Law degrees from the University of Lund in Sweden and Amsterdam School of International Relations (ASIR) in the Netherlands and a Master of Corporate Law degree from Fordham University School of Law in New York.

Chris Van Dan Elzen Executive Officer Since: May 1, 2021 Title: Executive Vice President, Radar Age: 50
Mr. Van Dan Elzen has served as Executive Vice President, Radar at Veoneer since May 2021. Mr. Van Dan Elzen previously held the positions of Vice President and Managing Director from July 2019 until May 2021, and Vice President, Product Planning from April 2018 until July 2019 at the Company. Prior to joining Veoneer, Mr. Van Dan Elzen held the positions of Vice President Product Planning from December 2016 until April 2018 and Senior Director Business Development from October 2016 until December 2016 at Autoliv, Inc. Mr. Van Dan Elzen has a Master of Science in Engineering from Oakland University, Rochester, Michigan, and three Bachelor of Science degrees in engineering from Oakland University, Rochester, Michigan, as well as Master of Business Administration from University of Michigan, Ann Arbor, Michigan.

Corporate Governance Guidelines and Code of Conduct and Ethics

The Board has adopted Corporate Governance Guidelines to guide the Board in the exercise of its responsibilities and a Code of Conduct and Ethics for Directors to assist the individual directors in fulfilling their duties as members of the Board. The Company also has Standards of Business Conduct and Ethics that apply to all employees of the Company and a Code of Conduct and Ethics for Senior Officers (the Code of Conduct and Ethics for Directors, Code of Conduct and Ethics for Senior Officers, and Standards of Business Conduct and Ethics are collectively referred to herein as the “Codes”).

The Company has also adopted a written policy regarding related person transactions (the “Related Person Transactions Policy”). The Company’s Corporate Governance Guidelines, the Codes and the Related Person Transactions Policy, and any amendments or waivers related thereto, are posted on the Company’s website at www.Veoneer.com – Who we are – Governance, and can also be obtained from the Company in print by request using the contact information below.

Board Committees
Committees of the Board
There are three standing committees of the Board: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The Board has determined that all members of the Audit, the Compensation, and the Nominating and Corporate Governance Committees qualify as independent directors under the applicable rules of the NYSE, the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated by the SEC. While no formal policy exists regarding the attendance of the CEO and the Chairman at committee meetings, the practice of the Board is to invite the CEO and the Chairman to attend each committee meeting and excuse them when matters relating to them are discussed. The Lead Independent Director is also invited to attend all committee meetings. The following table shows the composition of the committees of the Board:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Robert W. Alspaugh (Chair)	James M. Ringler (Chair)	Wolfgang Ziebart (Chair)
Jonas Synnergren	Mark Durcan	James M. Ringler
Wolfgang Ziebart	Kazuhiko Sakamoto	Jonas Synnergren

The Audit Committee

The Audit Committee appoints, subject to stockholder ratification, the Company’s independent auditors and is responsible for the compensation, retention and oversight of the work of the independent auditors and for any special assignments given to such auditors. The Audit Committee reviews the independence of the independent auditors and considers whether there should be a regular rotation of the independent auditors. In addition, the Audit Committee evaluates the lead audit partner’s qualifications and performance. The Audit Committee also evaluates the selection of the lead audit partner, including his or her qualifications and performance. The Audit Committee also (i) reviews the annual audit and its scope, including the results of the independent auditors’ audit and management’s responses thereto; (ii) reviews the performance of the independent auditors, including the lead partner; (iii) approves any non-audit services provided to the Company by its independent auditors; (iv) reviews possible violations of the Company’s business ethics and conflicts of interest policies; (v) reviews any major accounting changes made or contemplated; (vi) reviews the effectiveness and efficiency of the Company’s internal audit staff; and (vii) monitors legal, regulatory and financial risk, including those related to ethics practices and information technology (including cybersecurity), as well as discusses risk oversight and management as part of its obligations under the NYSE’s listing standards. In addition, the Audit Committee confirms that no restrictions have been imposed by Company personnel on the scope of the independent auditors’ examinations. The Audit Committee is also responsible for the review and approval of related person transactions. Members of this committee are Mr. Alspaugh (Chairman), Mr. Synnergren and Dr. Ziebart. The Audit Committee met eight times in 2021.

The Compensation Committee

The Compensation Committee advises the Board with respect to the compensation to be paid to the directors and executive officers of the Company and is responsible for approving the terms of contracts to be entered into with the senior executives of the Company. The committee also administers the Company’s cash and stock incentive plans and reviews and discusses with management the Company’s Compensation Discussion and Analysis (“CD&A”) included in this Proxy Statement. The committee also oversees the Company’s human capital management, including executive succession planning, leadership development, diversity and inclusion, and pay equality. Members of this committee are Mr. Ringler (Chairman), Mr. Durcan and Mr. Sakamoto. The Compensation Committee met seven times in 2021.
The Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee identifies and recommends individuals qualified to serve as members of the Board and assists the Board by reviewing the composition of the Board and its committees, monitoring a process to assess Board effectiveness, and developing and implementing the Company’s Corporate Governance Guidelines. The committee also oversees the Company’s sustainability, corporate social responsibility and corporate citizenship policies and practices and reviews the Company’s disclosure containing significant information relating to matters within the committee’s mandate. The Nominating and Corporate Governance Committee will consider stockholder nominees for election to the Board if timely advance written notice of such nominees is received by the Secretary of the Company at its principal executive offices in accordance with the Bylaws, a copy of which may be obtained by written request to the Company’s Secretary or on the Company’s website at www.Veoneer.com – Who we are – Governance. Members of this committee are Dr. Ziebart (Chairman) and Messrs. Ringler and Synnergren. The Nominating and Corporate Governance Committee met five times in 2021.
Corporate Governance

The Spin-off

On June 29, 2018 (the “Spin-off Effective Date”), Veoneer, Inc. became an independent, publicly traded company as a result of the separation of the Electronics segment from Autoliv, Inc. The separation was completed in the form of a pro rata distribution on the Spin-off Effective Date (the “Spin-off”) of 100% of the outstanding shares of common stock of Veoneer held by Autoliv to Autoliv common stockholders of record on June 12, 2018. On July 2, 2018, Veoneer, Inc. common stock began “regular way” trading on the New York Stock Exchange under the ticker symbol “VNE” and its SDRs began trading on Nasdaq Stockholm under the symbol “VNE SDB.”
Board Independence

The Board has determined that all current directors except Mr. Carlson are independent directors under the applicable rules of the NYSE, the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated by the SEC. In making its independence determinations, the Board reviewed (i) information regarding relevant relationships, arrangements or transactions between the Company and each director or parties affiliated with such director, (ii) Company records and (iii) publicly available information.

Stockholder Engagement Efforts

The Company engages with the Company’s stockholders throughout the year to ensure that management and the Board understand and focus on the issues that matter most to them, to solicit their views and feedback on various matters and to provide perspective on the Company’s policies and practices. During 2021, members of the Company’s management met with a number of the Company’s stockholders to listen to their questions and concerns and discuss a variety of topics, including the  proposed merger with Qualcomm and SSW, our business, strategy, the changing markets and industry as well as our governance practices, compensation framework and sustainability efforts.

Exclusive Forum

At the Company’s 2019 annual general meeting of stockholders, the Company asked its stockholders whether it should retain its exclusive forum provision in its Restated Certificate of Incorporation. In response to its proposal, a majority of stockholders voting at the 2019 annual meeting voted for the Company to retain its exclusive forum provision. Notwithstanding the outcome of the vote, the Board considered whether it was appropriate to continue to maintain the exclusive forum provision. After additional consideration, the Board determined to follow the recommendation of its stockholders and retain the exclusive forum provision in its Restated Certificate of Incorporation. The Board believes that the exclusive forum provision is an important element of the Company’s governance structure to provide increased consistency in the application of Delaware law for specified intra-corporate disputes and continues to be in the best interests of the Company and its stockholders.

Classified Board and Supermajority Voting Provisions

At the Company’s 2019 annual meeting, the Company asked its stockholders to vote, on a non-binding basis, whether it should retain the classified board structure. In response to its proposal, a majority of stockholders voting at the 2019 annual meeting voted for the Company to retain the classified board structure.

After consulting with our stockholders following the 2019 annual meeting and considering ongoing trends in corporate governance, our Board reconsidered its position on retaining its classified structure and recommended that the stockholders approve amendments to the Company’s Restated Certificate of Incorporation at the Company’s 2020 annual general meeting of stockholders to (i) eliminate the classification of the Board and to provide for the annual election of all directors and (ii) to eliminate the supermajority voting provisions. Despite increased stockholder engagement efforts by management to encourage stockholders to vote at the 2020 annual meeting, neither of these proposals received the required level of approval at the 2020 annual meeting. The approval of both of these proposals required the affirmative vote of not less than 80% of the then outstanding shares of the Company entitled to vote at the 2020 annual meeting.

The Company continued to engage with stockholders regarding these governance practices during the remainder of 2020 and, based on feedback from the stockholders, does not believe that these items are current priorities of our stockholders. The Company will continue to engage with its stockholders regarding these governance practices and will consider recommending such amendments in the future.

Director Tenure and Retirement Age Policy

It is the general policy of the Company that a director who has attained the age of 75 years during his or her term will not stand for re-election at the next annual meeting of stockholders at which such director stands for re-election.

In connection with director nomination recommendations, the Corporate Governance Guidelines provide that the Nominating and Corporate Governance Committee will consider the average and individual tenures of directors, with the goal of maintaining an appropriate balance of new perspectives and longer-term expertise. An individual director’s re-nomination is dependent upon such director’s performance evaluation, as well as a suitability review, each to be conducted by the Nominating and Corporate Governance Committee in connection with each director nomination recommendation.
Board Leadership Structure and Risk Oversight

Board Leadership

The Board is responsible for selecting the Company’s Chairman of the Board (the “Chairman”) and Chief Executive Officer (the “CEO”). The Bylaws and the Company’s Corporate Governance Guidelines do not require the separation of the positions of the Chairman and the CEO. The Corporate Governance Guidelines permit the Board to determine the most appropriate leadership structure for the Company at any given time and give the Board the ability to choose a Chairman that it deems best for the Company.

Jan Carlson currently serves as the Chairman, in addition to his role as President and CEO. The Board believes the combined role of CEO and Chairman under Mr. Carlson is the appropriate leadership structure for the Company at this time. Combining the CEO and Chairman roles under Mr. Carlson provides efficient and effective decision-making and unified leadership for the Company, with a single person setting the tone for management of the Company. Mr. Carlson is well-suited to serve in the Chairman role because his familiarity with the Company’s business enables him to effectively lead the Board in its discussion, consideration and execution of the Company’s strategy. The Board believes that combining the CEO and Chairman roles under Mr. Carlson facilitates the flow of information between the Board and the Company’s management and better enables the Board to fulfill its oversight role.

In considering its leadership structure, the Board believes that the combined roles of Chairman and CEO are appropriately balanced by the designation of a Lead Independent Director. James M. Ringler has served as our Lead Independent Director since the Spin-off and was re-appointed again by the Board in February 2021 to serve as the principal liaison between the Chairman and the other independent directors and to provide independent leadership of the Board’s affairs on behalf of the Company’s stockholders. Mr. Ringler presides over the executive sessions of the independent directors. The Lead Independent Director has the following duties and responsibilities:

•	Presides at all meetings of the Board at which the Chairman is not present, including chairing any executive sessions of the independent and non-management directors;

•	Serves as liaison between the independent and non-management directors and the Chairman;

•	Has the authority to call meetings of the independent and non-management directors;

•
Approves meeting agendas of the full Board after they are prepared by the Chairman, assures that there is sufficient time for discussion of all agenda items, and facilitates approval of the number and frequency of Board meetings;

•
Is regularly apprised of inquiries from stockholders and involved in correspondence responding to these inquiries when appropriate, and if requested by stockholders, ensures that he or she is available, when appropriate, for consultation and direct communication;

•
Assists the Nominating and Corporate Governance Committee in its annual evaluation of the CEO’s effectiveness as Chairman and CEO, including an annual evaluation of his or her interactions with the directors and ability to provide leadership and direction to the full Board; and

•	Approves information sent to the Board, including the quality and timeliness of such information.

Risk Oversight

The Board is responsible for the oversight of risk management of the Company with various aspects of risk oversight delegated to its committees. The Audit Committee is responsible for monitoring legal, regulatory and financial risk, including those related to ethics practices and information technology and security, as well as discussing risk oversight and management as part of its obligations under the NYSE’s listing standards. The Compensation Committee oversees the Company’s succession planning programs and policies related to recruiting and retaining management. In its meetings, the Board receives reports from various Board committees and management, including the CEO and the Company’s Chief Financial Officer (“CFO”) regarding the main strategic, operational and financial risks the Company is facing and the steps that management is taking to address and mitigate such risks. Additionally, the Board will receive periodic risk-related updates from other members of management as necessary.

The Compensation Committee has reviewed with management the design and operation of our incentive compensation arrangements for senior management, including executive officers, for the purpose of determining whether such programs might encourage inappropriate risk-taking that could have a material adverse effect on the Company. The Compensation Committee considered, among other things, the features of the Company’s compensation program that are designed to mitigate compensation-related risk, such as the performance objectives and target levels for incentive awards (which are based on overall Company performance), and the Company’s compensation recoupment policy. The Compensation Committee concluded that any risks arising from the Company’s compensation plans, policies and practices are not reasonably likely to have a material adverse effect on the Company.

The Nominating and Corporate Governance Committee oversees and monitors the Company’s sustainability, corporate social responsibility and corporate citizenship policies, programs and initiatives and any risks related thereto and receives periodic reports from management of any such risks.

Board Meetings
The Board met 28 times during the year ended December 31, 2021, and took action by written consent two times. All directors serving during 2021 participated in at least 95% of the total number of meetings of the Board and committees on which they served. The independent directors met in executive session, without management participating, a total of 13 times in 2021.

Item 11.	Executive Compensation

Board Compensation

Directors who are employees of the Company or any of its subsidiaries do not receive separate compensation for service on the Board or its committees. Non-employee directors receive an annual board base retainer, which is higher for a Non-employee Chairman of the Board (which we do not currently have). The Committee chairs and the Lead Independent Director each receive an annual supplemental retainer as compensation in addition to the annual base retainer for their commitments. Board compensation was reviewed in 2021 and based on input from the Compensation Committee’s independent advisor, Frederic W. Cook & Co., Inc., the Compensation Committee determined not to make any adjustments to the compensation program.

Our Non-employee Director Compensation Policy provides for quarterly cash payments in advance for a service year that runs from annual meeting to annual meeting and provides that one-half of the annual base retainer will be paid in the form of restricted stock units (“RSUs”), which will be granted on the date of the annual meeting and will vest on the earlier of (a) the date of the next annual meeting or (b) the one-year anniversary of the grant date. Our Non-employee Director Stock Ownership Policy requires each Non-employee director to acquire and hold shares of the Company’s common stock in an amount equivalent to five times the cash component of the annual Board retainer, with five years to reach the new ownership requirements.

Non-employee directors’ compensation levels are as described below (which have remained the same since 2018):
Annual Base Retainer
All Non-employee Directors other than Chairman	$240,000
Non-employee Chairman	$390,000
Lead Independent Director Annual Supplemental Retainer	$40,000
Committee Chair Annual Supplemental Retainers
Audit Committee	$30,000
Compensation Committee	$20,000
Nominating and Corporate Governance Committee	$20,000

2021 Director Compensation

The following table sets forth the compensation that our Non-employee directors earned or were paid during the year ended December 31, 2021, for services rendered as members of our Board during 2021:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)		Total ($)
Robert W. Alspaugh	150,000	120,000		270,000
Mary Louise Cummings	90,000	120,000	(4)	210,000
Mark Durcan	120,000	120,000		240,000
James M. Ringler	180,000	120,000		300,000
Kazuhiko Sakamoto	120,000	120,000		240,000
Jonas Synnergren	120,000	120,000		240,000
Wolfgang Ziebart	140,000	120,000		260,000

(1)	The cash portion of director compensation is set in USD and converted to the director’s local currency, as applicable, at the then-current exchange rate on the date of payment.
(2)
Reflects the grant date fair value calculated in accordance with FASB Topic 718 of 5,263 RSUs granted on May 10, 2021, which RSUs will vest in one installment on May 10, 2022, provided that the Non-employee director remains in service on the vesting date, subject to certain exceptions.

(3)	As of December 31, 2021, each of our Non-employee directors, except Mary Louise Cummings, held 5,263 outstanding unvested RSUs.
(4)	Mary Louise Cummings resigned as a director effective November 1, 2021. In connection with her resignation, she forfeited all of her outstanding RSUs as of such date.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation awarded to, earned by, or paid to each of the Company’s “named executive officers” during the last completed fiscal year, and discusses the principles and decisions underlying our executive compensation policies and decisions.
Our Named Executive Officers in 2021

In accordance with the relevant rules and regulations promulgated by the SEC, our “named executive officers” are the CEO, the CFO, three other executive officers who had the highest total compensation for 2021, and three former executive officers. The named executive officers for 2021 are as follows:

•	Jan Carlson (President and CEO)
•	Ray Pekar (CFO and Executive Vice President, Finance)
•	Lars Sjöbring (Executive Vice President, Legal Affairs, General Counsel and Secretary)
•	Matthias Bieler (Executive Vice President, Product Area Vision & DMS)
•	Robert Bisciotti (Executive Vice President, Product Area RCS)
•	Mats Backman(1) (Former CFO and Executive Vice President, Finance)
•	Art Blanchford(2) (Former Executive Vice President, Sales & Business Development)
•	Steve Rodé (3) (Former Executive Vice President, Operations)

(1)	Mr. Backman resigned effective March 1, 2021.
(2)	Mr. Blanchford entered into a mutual separation agreement and resigned effective October 15, 2021.
(3)	Mr. Rodé stepped down as Executive Vice President, Operations as of May 1, 2021 but continues to provide service to the Company.

Executive Summary of 2021 Compensation Program and Program Development

Our 2021 executive compensation program reflected the following:

•	Pay for Performance Alignment. The compensation of our named executive officers is substantially tied to company performance.

–
A significant portion of our named executive officers’ total direct compensation is provided in the form of long-term equity incentive (LTI) awards, the value of which will rise or decline with our stock price over their vesting terms.

–
In 2021, our named executive officers received 50% (100% for our CEO) of their LTI awards in the form of performance shares (“PSs”), which may be earned over three years based on our achievement of annual gross margin goals established by the Compensation Committee at the beginning of each year in the performance period, with the final number of earned PSs subject to downward adjustment based on our share price measured at the end of the three-year performance period. For our named executive officers other than our CEO, the remaining 50% of the LTI awards was provided in the form of restricted stock units (“RSUs”) that cliff vest on the third anniversary of the grant date.

•	For the 2019-2021 PSs, the Company did not achieve the threshold annual gross margin goals for 2019; therefore, no PSs were earned for the 2019 portion of the applicable three-year performance period.

•
For the 2019-2021 PSs and 2020-2022 PSs, the Company achieved the threshold annual gross margin goals for 2020; based on such achievement, 0.3x target PSs were earned for the 2020 portions of the applicable three-year performance periods, which remain subject to downward adjustment as described below.

•
For the 2019-2021 PSs, 2020-2022 PSs, and 2021-2023 PSs, the Company achieved the target annual gross margin goals for 2021; based on such achievement, 1.08x target PSs were earned for the 2021 portions of the applicable three-year performance periods, which remain subject to downward adjustment as described below.

–
In 2021, each of our named executive officers was eligible to earn an annual cash incentive award based on pre-established targets for our Free Cash Flow. The Free Cash Flow metric comprised 100% of the annual cash incentive award for our CEO for the entire year. For other named executive officers, the Free Cash Flow metric comprised 100% of the annual cash incentive award for the period January 1 – June 30, and 75% for the period July 1 – December 31. Based on our Free Cash Flow of approximately $(312) million, our named executive officers earned annual cash incentive awards with respect to the Free Cash Flow metric equal to 1.5x target for the full calendar year.

–
In 2021, for the period July 1 – December 31, each of our named executive officers except our CEO was eligible to earn 25% of their annual cash incentive award based on pre-established individual targets. Our named executive officers, other than our CEO, earned annual cash incentive awards with respect to their individual performance targets ranging between 1.417 – 1.583x target.

•
Strong Pay Governance Practices. Our program reflects several strong pay governance practices including: stock ownership guidelines, a compensation recoupment policy, a policy against the hedging or pledging of Company securities, and an annual compensation risk assessment.

•
Impact of COVID-19. During 2021, the COVID-19 pandemic had an impact on our business. However, we continued to work toward launches in 2022 and beyond and maintained tight schedules and expended significant efforts to meet customer demands. With the priority of keeping focused on our commitments, during 2021, we determined it was not appropriate or in the best interest of the Company and its stockholders to make changes to our executive compensation program based on the impact of COVID-19, including any related adjustments to our financial performance goals.

•
Merger. On October 4, 2021, we announced that we had entered into a definitive merger agreement with Qualcomm and SSW. For additional details regarding the amounts payable to our named executive officers if the merger transaction is completed, please see our Current Report on Form 8-K, dated October 4, 2021, and our Definitive Proxy Statement on Schedule 14A relating to the merger filed with the SEC.

Compensation Objectives

The primary objectives of our compensation program are to:

•	Offer competitive total compensation and benefits sufficient to attract, motivate and retain the management talent necessary to support the Company’s continued success;
•	Align the interests of the executives and the stockholders;
•	Pay for performance over the short- and long-term using straightforward programs to communicate our goals; and
•	Encourage company-wide cooperation among members of the executive, regional and business unit management teams and throughout the Company.

Elements of Compensation

The Company seeks to establish a balanced mix of fixed and variable, cash and equity compensation. The elements of compensation for our named executive officers are base salary, annual cash incentives, LTI, retirement and other benefits, in each case aligned with our pay objectives, as summarized in the table below.

Pay Objective
Pay Element	Function/Purpose	Competitive Pay	Stockholder Alignment	Pay for Performance	Company- wide Cooperation
Base Salary	Provides a set level of pay warranted by position and sustained individual performance. A competitive base salary is important to attract and retain an appropriate caliber of talent for the position.	✔
Annual Cash Incentive	Recognizes short-term performance against established annual financial performance goals and creates focus and engagement in delivering results.	✔	✔	✔	✔
LTI	Provides our executive officers with incentives to build long-term value for our stockholders while promoting retention of critical executives.	✔	✔	✔	✔
Retirement and Other Benefits	Provides additional value for our executives with competitive and market-aligned benefits.	✔

Market and Market Position
We consider the competitive environment where our significant operations and markets are located to provide a compensation package that optimizes value to the participant and cost to the Company. Related to this, pay mix is intended to be appropriate for the country in which the named executive officer is located. Because we employ many non-U.S. executives, our pay mix is more heavily weighted to base salary and retirement benefits than a typical U.S.-company pay mix, and, correspondingly, includes lower levels of equity than many of our U.S. Peers.
The Compensation Committee’s objective is to generally approximate the market median for base salaries as well as total direct compensation of the relevant market data primarily linked to the country in which the named executive officer is located. Notwithstanding, the Compensation Committee and management believe that it is their responsibility to use discretion and make informed judgments as to individual compensation packages or pay levels that may occasionally deviate above or below our target pay strategy based on factors such as:
1.	Individual performance and potential relative to market.
2.	Long-term succession planning and talent management.
3.	Business conditions in our industry or the market overall, as well as business or regulatory conditions in the executive’s area of responsibility.
4.	Cases where individuals are asked to step into new roles and responsibilities for specific projects or strategic initiatives.

Base Salaries

Initial base salaries are primarily a function of the Compensation Committee’s assessment of (i) market compensation levels, (ii) the references made to base salary in our compensation philosophy for executive management, (iii) the compensation required to attract and retain the executive, and (iv) the Company’s need to fill the position either internally or externally. The Compensation Committee typically intends for base salary to comprise, on average, over time, 40% of total direct compensation for the CEO and 50% for other named executive officers. As noted above, this is in large part informed by the appropriate pay mix given the location of our executives.

As part of the 2021 compensation review, the Compensation Committee increased base salaries for our named executive officers, other than Mr. Carlson, by approximately 3-4.5%. Mr. Carlson’s base salary was increased by 10% in 2021, which was the first base salary adjustment since the spin-off from Autoliv in 2018.
Annual Cash Incentives

Members of our executive management team, including our named executive officers, are eligible to earn an annual cash incentive award based on achievement against pre-established performance criteria. Payout opportunities at threshold, target and maximum are reflected as a percentage of each executive’s base salary, as set forth in the following table.

Annual Non-Equity Incentive Opportunity for Our Named Executive Officers in 2021
Named Executive Officer	Incentive as a % of Base Salary
	Threshold	Target	Maximum
Jan Carlson	0%	75%	150%
Ray Pekar	0%	45%	90%
Lars Sjöbring	0%	35%	70%
Matthias Bieler	0%	45%	90%
Robert Bisciotti	0%	45%	90%
Mats Backman(1)	0%	45%	90%
Art Blanchford(1)	0%	45%	90%
Steve Rodé	0%	45%	90%
Messrs. Backman and Blanchford were not employed on December 31, 2021, and were not eligible for an annual cash incentive payout for 2021.
In 2021, each of our named executive officers was eligible to earn an annual non-equity incentive award based on pre-established Free Cash Flow targets. For the period July 1 to December 31, 2021, each of our named executive officers, except our CEO, was eligible to earn an annual non-equity incentive award based on pre-established Free Cash Flow targets weighted 75% and individual targets weighted 25%.

Free Cash Flow for the purpose of the annual non-equity incentive award is defined as net cash used in operating activities less capital expenditures (($351) million USD for the year ended December 31, 2021)(1), as further adjusted to exclude Zenuity and Autotech cash effects and merger-related costs. The Compensation Committee selected Free Cash Flow as the single financial performance metric for the annual cash incentive awards because the focus on cash flow was crucial for the Company’s success and aligned with stockholder interests.

The targets were established based on the Company’s business plan and were as follows:
Threshold:	(477) million USD.
Target:	(367) million USD.
Maximum:	(257) million USD.

If Free Cash Flow is less than the threshold level, there is no annual cash incentive payout. Linear interpolation is used to determine payouts for performance between threshold and target, and target and maximum.

The Company believes that using the single performance metric of Free Cash Flow provides a clear direction to our executives with respect to the Company’s focus for the given year and is consistent with our objective of encouraging Company-wide cooperation. In addition, the Company believes that a single performance metric enhances the transparency of our annual incentive program and provides easy to understand information to our investors. We believe this simple, transparent approach supports good corporate governance.

(1)	See page 44 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for a reconciliation of Free Cash Flow.

Individual Performance Targets comprised 25% of the annual cash incentive award for the period July 1 to December 31, 2021, for each named executive officer (other than the CEO). The Compensation Committee introduced individual performance targets to align with the Company’s internal reorganization in May 2021.

The targets for each individual are designed to strengthen our desired culture. Each named executive officer’s individual performance targets reflect our core values, including but not limited to team member development and integration, customer focus, and performance and team motivation, the achievement of which is assessed by our CEO and approved by the Compensation Committee.

Actual Cash Incentive Award Levels

For 2021, Operating Cash Flow was approximately $(312) million and the payout was made at one point five (1.5) times the target level, weighted 100% for the period January 1 – June 30 and 75% for the period July 1 – December 31, as described above.

The Compensation Committee approved the payout for our named executive officer’s achievement of individual performance target between 1.417 – 1.583 times the target level, weighted 25% for the period July 1 – December 31, as described above.

The actual cash incentive awards earned by our named executive officers for 2021 is reflected in the table below.

Year	Payout Free Cash Flow Metric	Payout Individual Performance Mr. Pekar	Payout Individual Performance Mr. Sjöbring	Payout Individual Performance Mr. Bieler	Payout Individual Performance Mr. Bisciotti	Payout Individual Performance Mr. Rodé
2021	1.5 x Target	1.5 x Target	1.583 x Target	1.417 x Target	1.583 x Target	1.417 x Target

Equity Incentives

Restricted Stock Units. We believe that RSUs provide a powerful tool to retain valuable executives because:

•	RSUs are easy to understand and communicate;
•	Due to the three-year cliff vesting schedule, RSUs encourage the executive to stay with the Company or forfeit significant accumulated value; and
•	RSUs also mitigate excessive risk-taking by focusing management on long-term value creation and ownership accumulation that provides alignment with stockholders.

RSUs cliff-vest on the third anniversary of the grant date, subject to the grantee’s continued employment with the Company on such vesting date, and subject to limited exceptions.
Performance Shares. We believe that PSs focus and direct the efforts of our executives toward the attainment of critical multi-year corporate objectives, as well as further encourage employment retention because:

•	The performance metrics selected for the PSs are drivers of our long-term value creation; and
•	Due to the three-year performance period vesting period, PSs will parallel the RSUs in encouraging the executive to stay with the Company or forfeit potential, significant accumulated value.

Our named executive officers are eligible to earn 0%-200% of the target number of PSs based on the Company’s achievement of annual gross margin goals established by the Compensation Committee at the beginning of each year during a three-year performance period. For purposes of the PSs, “gross margin” means the Company’s gross profits for the applicable year, where gross profits means net sales (revenues as reported on the Company’s income statement for the applicable year) minus direct and production overhead cost (cost of goods sold as reported on the Company’s income statement for the applicable year), in each case excluding Veoneer Brake Systems.

For the 2019-2021, 2020-2022 and 2021-2023 PS awards the gross margin target for the 2021 annual period were as follows:
Threshold:	13%
Target:	15.5%-16.5%
Maximum:	19%

If gross margin for the applicable fiscal year is less than the threshold level, no PSs are to be earned for that year. Linear interpolation is used to determine the number of PSs eligible to be earned for performance between threshold and target, and target and maximum.

The final number of PSs earned is subject to downward adjustment based on our share price measured at the end of the three-year performance period. If the “volume weighted average price” of the Company stock measured during December at the end of the PSs three-year performance period is equal to or below 75% of the closing price on the date of grant of the PSs, then the PSs eligible to vest is capped at 100% of the target award. If the “volume weighted average price” is equal to or above 100% of the closing price on the date of grant, then the PSs eligible to vest will vest at the actual performance level. If the “volume weighted average price” is between 75% and 100%, then the PSs eligible to vest is based on a linear interpolation. The Compensation Committee believes that annual gross margin performance targets are appropriate at this time due to the complexity in setting three-year cumulative targets. The Committee intends to implement three-year cumulative targets for PSs for future LTI programs, if and when practical.
Actual PS Award Levels
The Company’s annual gross margin for 2021 was 16.7%. Accordingly, for the 2019-2021, 2020-2022 and 2021-2023 PSs, the PSs were earned at 1.08x the target award and became eligible to be earned for 2021 performance. The number of the PSs earned by our named executive officers for each of the last two years is reflected in the table below, which remain subject to downward adjustment at the end of the applicable three-year performance period, as described above:

Actual Earnout Performance Share Program
PS Cycle	Performance Year/Tranche	Earnout
2019-2021, 2020-2022, 2021-2023	2021	1.08 x Target
2019-2021, 2020-2022	2020	0.3 x Target
2019-2021	2019	0 x Target

Final Earn Out of the 2019-2021 PSs

As described above, the final number of PSs earned are subject to downward adjustment based on our share price measured at the end of the three-year performance period. The “volume weighted average price” of the Company stock measured during December 2021 was $35.28 compared to $29.47 on the day of grant for the 2019-2021 PSs. As the “volume weighted average price” was above 100% of the closing price on the day of grant of the 2019-2021 PSs, there was no downward adjustment to the 2019-2021 PSs and the PSs vested at the performance levels described above.

Pension / Retirement and Other Post-Employment Benefits

Veoneer provides certain supplemental retirement/pension and other post-employment benefits, in addition to the mandatory programs required by local and national statutes and maintains defined contribution plans for our named executive officers that are competitive with customary local practice. The programs’ key terms are described below.

Defined Contribution Programs (individual retirement investment from Company contributions). All senior executives participate in defined contribution plans rather than defined benefit plans.

The Company contributes a percentage of each executive’s annual base salary to the plan, as follows:

Retirement - Defined Contribution Level as % of Annual Base Salary
Name	Level of Contribution
Jan Carlson	48%
Ray Pekar(1)	0%
Lars Sjöbring(2)	35%
Matthias Bieler	35%
Robert Bisciotti	See below and “Nonqualified Deferred Compensation” table
Mats Backman(3)	35%
Art Blanchford	See below and “Nonqualified Deferred Compensation” table
Steve Rodé(1)	0%

(1)	Messrs. Pekar and Rodé do not participate in the 401(k) plan available to U.S. based employees.
(2)	Comprised of contributions to both 401(k) and non-qualified contribution plans.
(3)	Mr. Backman resigned as CFO effective March 1, 2021. Pursuant to the terms of his employment agreement, the Company continued to make contributions to the plan through May 3, 2021.

Messrs. Sjöbring, Bisciotti and Blanchford were eligible to participate in a 401(k) plan available to U.S. based employees in 2021. Under this plan, the Company makes an employer matching contribution equal to 100% of the first 3%, and then equal to 50% of the next 2% of employee contributions (expressed as percentage of base pay), up to certain limits. Messrs. Sjöbring and Blanchford also participated in a non-qualified defined contribution plan.

Defined Benefits Program. Mr. Carlson participated in a Company defined benefit plan prior to becoming CEO of Autoliv. This plan is frozen and remains with Autoliv. None of our other named executive officers are parties to a defined benefit arrangement with the Company.

Termination/Severance Agreements. Each of our named executive officers has an employment agreement with the Company, pursuant to which he is entitled to certain severance benefits in the event of his termination of employment. A detailed summary of the terms of these agreements is provided on page 28 of this Report. In addition, each of Messrs. Carlson and Sjöbring has a change-in-control (“CiC”) severance agreement with the Company, pursuant to which the executive is entitled to certain severance benefits in the event of his termination of employment in connection with a CiC (which benefits would be in lieu of any benefits under the employment agreement). These arrangements were provided to certain of our most senior executive officers as a competitive pay package component to encourage executives to remain focused on the Company’s business in the event of rumored or actual fundamental corporate changes.

Pension / Retirement and Other Post-Employment Benefits

In addition to the CiC severance agreements, the stock plans provide certain protections in the event of a CiC. Pursuant to the Autoliv 1997 Stock Incentive Plan and the Veoneer 2018 Stock Incentive Plan, outstanding equity awards granted prior to 2019 will become fully vested upon the occurrence of a CiC. Awards granted in 2019 and forward provide for “double-trigger” CiC acceleration. Specifically, (i) in the event of a CiC in which the LTI awards are assumed by the surviving entity, if the employee’s employment is terminated without cause (or, in certain cases, if he or she resigns for good reason) within two years following the CiC, then the RSUs and PSs will immediately vest (at actual performance achievement for completed performance periods and at the target level for incomplete performance periods, in the case of PSs); and (ii) in the event of a CiC in which the awards are not assumed by the surviving entity, then the RSUs and PSs will become immediately vested (at actual performance achievement for completed performance periods and at the target level for incomplete performance periods, in the case of the PSs).

The “change-in-control” definition contained in Autoliv’s 1997 Stock Incentive Plan and Veoneer’s 2018 Stock Incentive Plan and CiC severance arrangements requires the actual consummation of a corporate transaction, such as a merger, rather than upon stockholder approval of the transaction. This avoids an inadvertent “early trigger” of any CiC provisions should the transaction fail to close.

We do not provide tax gross-up protection for CiC excise taxes (i.e., U.S. taxes under Section 4999 of the United States Internal Revenue Code of 1986, as amended (the “U.S. Internal Revenue Code”), applied to CiC payments that exceed certain amounts under Section 280G) to our named executive officers.
Executive Compensation Responsibilities

Role of the Compensation Committee

The Compensation Committee reviews our named executive officers’ pay levels and target incentive opportunities versus the competitive market and considers information provided by the consultants regarding trends, input from the Executive Vice President, Human Resources, the CEO’s recommendations as to compensation for our named executive officers (other than himself) and other relevant factors as discussed above in the “Compensation Objectives” section.

Role of the Independent Compensation Committee Consultant

The Compensation Committee regularly engages an independent advisor, who reports directly to the Compensation Committee. The independent advisor routinely attends meetings of the Compensation Committee and provides independent perspective and advice to the Compensation Committee on various aspects of the Company’s total compensation program and the market environment in which the Company operates. Additional information regarding the role of the Compensation Committee’s advisor, Meridian Compensation Partners, may be found later in this CD&A in the “2021 Executive Compensation Decisions” section.

Role of the Chief Executive Officer

Our CEO regularly participates in the meetings of the Compensation Committee. The CEO and Executive Vice President, Human Resources work together to develop a recommendation to present to the Compensation Committee with respect to compensation packages for each of our named executive officers, other than the CEO. As a result, our CEO generally has a significant impact on the compensation paid to the other named executive officers. In addition, the Compensation Committee has delegated to the CEO the authority for the determination of certain grants to employees other than executive officers under our long-term incentive plan, subject to established grant limits. The Compensation Committee regularly holds executive sessions, excusing the CEO from the meeting, to discuss matters related to the CEO’s compensation.

Role of the Management Consultant

Management periodically solicits the advice of external compensation consultants to ensure that the Company’s compensation program is competitive with compensation programs offered by the companies in its peer group and companies in the markets in which the named executive officers are located. In 2021, Mercer assisted management with reviewing the Company’s compensation program for executives, as described in more detail below.

Policies and Practices that Govern Executive Compensation at Veoneer

Stock Ownership Guidelines. Pursuant to these guidelines, each executive officer is expected to accumulate and hold shares of Company common stock having a value at least equal to (i) 2x annual base salary, in the case of the CEO, and (ii) 1x annual base salary, in the case of each executive other than the CEO. Executives are expected to make continuous progress toward their respective ownership requirements. Until the executive has satisfied the stock ownership guidelines, he or she will be required to retain 75% of the net shares received upon settlement of RSUs. For purposes of these stock ownership guidelines, “net shares” are those shares held by the executive after deducting any shares withheld by the Company or sold by the executive for the sole purpose of satisfying the executive’s tax liabilities and related fees, if any, related to the settlement event.

Policy Against Hedging, Short-Selling and Pledging. All Veoneer directors, officers (including executive officers) and employees holding Veoneer securities are prohibited from engaging in hedging, short-selling or pledging with respect to such securities.

Compensation Recoupment Policy. We have a compensation recoupment policy that allows the Board to recoup from current and former executives’ annual incentive compensation that is subsequently determined not to have been earned in the event of a material restatement of the Company’s financial results due to fraud, intentional misconduct, negligence, or dereliction of duties by the executive officer. The Board is also authorized to recoup equity compensation upon misconduct that is harmful to the interests of the Company such as a violation of Company policy.
Compensation Risk Assessment

The Compensation Committee annually considers potential risks when reviewing and approving our compensation program. We have designed our compensation program, including our incentive compensation plans, with specific features to address potential risks while rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment and appropriate risk taking. The following elements have been incorporated in our compensation program for executive officers:

A Balanced Mix of Compensation Components – The target compensation mix for our executive officers is composed of base salary, annual cash incentives, LTI and retirement benefits, representing a mix that is not overly weighted toward short-term cash incentives.

Performance Factors – Annual cash incentives for executive officers other than the CEO are determined at 75% on Company-wide financial goals and 25% on individual goals that consider relevant Environmental, Social, and Governance (ESG) metrics. The CEO is subject to an annual individual performance assessment by the Board that considers these and other relevant factors.

Long-term Incentives – Our LTIs are equity-based and generally have a three-year vesting schedule to complement our annual cash-based incentives. The allocation is 100% performance shares for the CEO and 50% PSs and 50% RSUs for all executive officers.

Capped Incentive Awards – Annual cash incentive awards and PSs are capped at 200% of target.

Stock Ownership Guidelines – Our guidelines call for meaningful share ownership, which aligns the interests of our executive officers with the long-term interests of our stockholders.

Compensation Recoupment Policy – Our Board is authorized to recoup earned incentive compensation in the event of a material restatement of the Company’s financial results due to fraud, intentional misconduct, negligence, or dereliction of duties by the executive officer.

Additionally, the Compensation Committee considered an assessment of compensation-related risks including an inventory of incentive and commission arrangements below the executive level. Based on this assessment, the Compensation Committee concluded that our compensation program does not create risks that are reasonably likely to have a material adverse effect on Veoneer. In making this determination, the Compensation Committee reviewed the key design elements of our compensation programs in relation to industry “best practices” as presented by Meridian Compensation Partners, the Compensation Committee’s independent compensation consultant, as well as the means by which any potential risks may be mitigated, such as through our internal controls and oversight by management and the Board of Directors.

As of 2019, when the Company introduced its first long-term incentive program as a stand-alone company, to mitigate potential compensation-related risk, the Company began requiring double-trigger acceleration of unvested equity awards in the event of a covered termination following a CiC, instead of the previous single trigger acceleration in the outstanding adjusted awards which were granted prior to the Spin-Off.

2021 Executive Compensation Decisions

The Process

The compensation for our named executive officers is reviewed every year. The Compensation Committee considers changes in total compensation levels for the named executive officers after it reviews the relevant peer group or local market data (per position). The Compensation Committee uses this information as one input in its decision-making process. In addition to market data, the Compensation Committee also reviews the Company’s financial performance, the named executive officers’ individual performance, input from the Executive Vice President, Human Resources, and the recommendations of the CEO with respect to the compensation packages for the named executive officers other than himself. The Compensation Committee reviews, provides feedback and approves the final recommendations for the compensation of our named executive officers.

The Compensation Committee reviewed the 2021 compensation for our executives and the recommendations made by the CEO other than for himself, during its meetings held in December 2020 and February 2021 and decided on the 2021 compensation levels. The review was supported by a comprehensive analysis and market review prepared by Mercer.

The Advisors

Throughout the decision-making process for 2021 compensation, which included the Compensation Committee’s December 2020 meeting, and during the other Compensation Committee meetings which included January, February, May, July, August, November and December 2021 meetings, the Compensation Committee engaged Meridian Compensation Partners who reported directly to the Compensation Committee. During 2021, Meridian Compensation Partners attended the majority of the Compensation Committee’s meetings and provided input for each meeting, including:

•	independent perspective and advice to the Compensation Committee on various aspects of the Company’s total compensation program;
•	information about the market environments in which the Company operates, including guidance regarding compensation trends, compensation levels and compensation mix within the applicable markets;
•	information about regulatory developments in the executive and director compensation space;
•	recommendations regarding program design and structure; and
•	recommendations regarding compensation levels and mix for our executive officers and members of the Board.

Meridian Compensation Partners did not provide any additional services to the Company other than those described herein.

In 2020, management engaged Mercer to assist in setting the compensation for 2021. Mercer was assigned specific tasks related to the compensation of our senior executive officers, including: (i) review of peer group and pay changes in the 2021 employment market, (ii) compilation of peer groups for our named executive officers, and (iii) compensation analysis for the Compensation Committee. In addition, Mercer provided the Company with actuarial services related to the Company’s employee benefit plans. The total fees paid to Mercer for actuarial services in 2021 was USD $130,218 and the total fees paid to Mercer for compensation analysis in 2021 was $26,856.

The Peer Groups

For 2021 compensation decisions, the Compensation Committee reviewed the most current compensation data available in selected markets. This included market data from Sweden, Germany and the U.S. prepared by Mercer using its proprietary compensation database to assess local market compensation levels for executive roles operating within the general, high-tech, automotive and manufacturing industries. Such market assessments were based on our named executive officers’ roles, characteristics and responsibilities including job function, reporting level and other organizational financial and organizational scope measures, including revenue responsibility, employees, and geographical responsibility. The market data contained information regarding the assessed level of base salary, total cash compensation, total direct compensation and total compensation. Mr. Pekar commenced his executive role on March 1, 2021 and, accordingly, was not included in the peer study described below.

Swedish Peer Group

In considering compensation for 2021 for our named executive officers based in Sweden, the Compensation Committee reviewed, among other factors, market data from a peer group consisting of companies similar in both business type and size, including large-cap Swedish companies that have global operations of substantial size in markets of North America, Europe and Asia, are headquartered in Sweden and have executives based in Sweden with Swedish employment conditions (the “Swedish peer group”). The Compensation Committee did not make any adjustments to the Swedish peer group prior to the 2021 compensation review. The Swedish peer group for 2021 consisted of the following companies:

Husqvarna AB	Saab AB	Tele2 AB
Getinge AB	Dometic Group AB	Mölnlycke Health Care AB
Lifco AB	Axis AB	Lindab International AB
Höganäs AB	Elekta Instrument AB

U.S. Peer Group

In considering compensation for 2021 for our named executive officers outside of Sweden, the Compensation Committee reviewed, among other factors, market data from a peer group consisting of companies similar in both business type and size, including U.S. companies with R&D and manufacturing that were selected based on market capitalization and total revenue (the “U.S. peer group”). The Compensation Committee adjusted the U.S. peer group to exclude peer companies that had been acquired and were no longer stand alone companies. The U.S. peer group for 2021 consisted of the following companies:

AeroVironment Inc.	Curtiss-Wright Corporation	Stoneridge Inc.
Astronics Corporation	Gentherm Incorporated	Trimble Inc.
Cerence Inc.	Cooper-Standard Holdings Inc.	Sensata Technologies Holdings PLC
Visteon Corporation	Gentex Corporation
Coherent Inc.	Moog Inc.

The U.S. peer group for 2021 reflects the removal of Cubic Corporation, FLIR Systems and Wabco Holdings Inc. due to the acquisition of each respective company.
Findings and Decisions for 2021 Compensation

The following section of this CD&A focuses on the decisions linked to compensation paid to our named executive officers for 2021. The Compensation Committee did not include Mr. Backman in the 2021 compensation-setting process due to his resignation on March 1, 2021; accordingly, Mr. Backman is not included in the discussion below.

The Compensation Committee reviews the compensation for the executives taking internal, external and personal factors into consideration and one of the factors considered is the current market position of respective named executive officers. Although the analysis provided an additional input to decision making, Veoneer is aware of the fact that the limited number of peer group companies in Sweden, where the majority of our named executive officers are located, may result in inconsistencies in year-over-year analysis.

The percentage changes in each element of compensation set forth below reflect the Compensation Committee’s decisions in December 2020 and February 2021 for each of our named executive officers other than Mr. Pekar (who was not included in the peer review due to the timing of his commencement of employment, as discussed above).

Jan Carlson. Based on the market data and the other factors the Compensation Committee considered, the Compensation Committee approved the following changes to Mr. Carlson’s compensation for 2021:
Base Salary Adjustment for 2021	Target STI Adjustment for 2021	Approved Target Grant Value of Stock Incentive Plan for 2021	Retirement/ Pension Solution for 2021
Increased by 10%	No change (remained at 75% of base salary)	Increased by 10% compared to 2020 grant	No change (contribution level remained at 48% of base salary)

Lars Sjöbring. Based on the market data and the other factors the Compensation Committee considered, the Compensation Committee approved the following changes to Mr. Sjöbring’s compensation for 2021:
Base Salary Adjustment for 2021	Target STI Adjustment for 2021	Approved Target Grant Value of Stock Incentive Plan for 2021	Retirement/ Pension Solution for 2021
Increased by 3%	No change (remained at 35% of base salary)	Increased by 3% compared to 2020 grant	No change (contribution level remained at 35% of base salary)

Matthias Bieler. Based on the market data and the other factors the Compensation Committee considered, the Compensation Committee approved the following changes to Mr. Bieler’s compensation for 2021:
Base Salary Adjustment for 2021	Target STI Adjustment for 2021	Approved Target Grant Value of Stock Incentive Plan for 2021	Retirement/ Pension Solution for 2021
Increased by 4%	No change (remained at 45% of base salary)	Increased by 4% compared to 2020 grant	No change (contribution level remained at 35% of base salary)

Robert Bisciotti. Based on the market data and the other factors the Compensation Committee considered, the Compensation Committee approved the following changes to Mr. Bisciotti’s compensation for 2021:
Base Salary Adjustment for 2021	Target STI Adjustment for 2021	Approved Target Grant Value of Stock Incentive Plan for 2021	Retirement/ Pension Solution for 2021
Increased by 4.5%	No change (remained at 45% of base salary)	Increased by 233% compared to 2020 grant	No change (contribution level remained at 35% of base salary)

Art Blanchford. Based on the market data and the other factors the Compensation Committee considered, the Compensation Committee approved the following changes to Mr. Blanchford’s compensation for 2021:
Base Salary Adjustment for 2021	Target STI Adjustment for 2021	Approved Target Grant Value of Stock Incentive Plan for 2021	Retirement/ Pension Solution for 2021
Increased by 4%	No change (remained at 45% of base salary)	Increased by 4% compared to 2020 grant	No change

Steve Rodé. Based on the market data and the other factors the Compensation Committee considered, the Compensation Committee approved the following changes to Mr. Rodé’s compensation for 2021:
Base Salary Adjustment for 2021	Target STI Adjustment for 2021	Approved Target Grant Value of Stock Incentive Plan for 2021	Retirement/ Pension Solution for 2021
Increased by 3%	No change (remained at 45% of base salary)	Increased by 3% compared to 2020 grant	No change

2021 Additional Benefits

The Company’s executive compensation program also included certain retirement/pension benefits (see page 16 of this Report) and certain other items of compensation, such as a company car. The Compensation Committee believes these benefits are reasonable and appropriate for each of our named executive officers.
Additional Employment Arrangements
Mr. Carlson’s Retention Bonus Arrangements (pursuant to employment agreement entered into in 2018, as amended to date)
As disclosed in prior years, in lieu of Mr. Carlson’s right to severance upon terminating his employment with Autoliv at the time of the Spin-off, and in recognition of the critical importance of his continued service and leadership during the formation of Veoneer, Mr. Carlson’s employment agreement provides that he is eligible to receive a $6,000,000 retention bonus. Mr. Carlson would have been entitled to a severance payment of approximately $9.8 million had he elected to leave Autoliv in connection with the Spin-off, as he was entitled to do. When asked to serve as the Company’s Chief Executive Officer, Mr. Carlson waived his right to the severance payment in lieu of his new employment agreement, which included the retention bonus. Pursuant to his employment agreement, the retention bonus is to be paid in three equal installments in each of July 2019, 2020, and 2021, provided that he remains employed by Veoneer on each such date. Fifty percent (50%) of the retention bonus is to be paid annually at the time of vesting in a fixed cash amount ($1,000,000 annually), of which Mr. Carlson earned one-third in each of 2019, 2020, and 2021 respectively (such amounts are reflected in the Bonus column of the Summary Compensation table for 2019, 2020 and 2021). The remaining fifty percent (50%) of the retention bonus was denominated in Veoneer restricted stock units (“Cash-Settled Retention RSUs”) on the effective date of the Spin-off and is to be paid annually in one-third installments in cash having a value equal to the relevant number of underlying shares of the Company’s common stock on the applicable vesting date (determined based on the closing price of the Company’s common stock on each applicable vesting date), which aligns the value of the retention payment with the performance of the Company and the interests of our stockholders. In 2019, we amended Mr. Carlson’s retention RSUs to provide that the 24,969 Cash-Settled Retention RSUs that vested on July 1, 2019 would be settled in the form of 24,969 shares of Company common stock, instead of a cash payment having a value equal to such shares. Mr. Carlson earned one-third of the Cash-Settled Retention RSUs in each of 2019, 2020 and 2021, respectively. As of December 31, 2021, Mr. Carlson’s retention bonus was earned in full.

Mr. Carlson’s retention bonus was an important component of the Spin-off. The Spin-off amounted to a $2.5 billion dividend to Autoliv’s stockholders. Prior to the Spin-off and while the stockholders of Autoliv were also the (indirect) stockholders of the Company with their interests thus fully aligned, Autoliv took several steps to ensure the success of the Spin-off. Notably, it capitalized the Company with $1 billion and negotiated employment and related agreements with key members of the Company’s management. It was against this background that the Autoliv board, at a time when the interests of the Autoliv and the Company’s stockholders were fully aligned, negotiated an agreement with Mr. Carlson under which Mr. Carlson agreed to serve as the Chief Executive Officer of the Company and agreed to forfeit his Autoliv severance in lieu of the retention arrangement. These arrangements were later ratified by our Board. It is the Company’s view that the actions of Autoliv, ratified by the Board, were in the best interests of their respective stockholders. For Autoliv, this arrangement converted a $9.8 million severance payment into a $6 million continued service incentive (the final number will depend on the performance of our stock) for which it compensated the Company. For the Company, it secured Mr. Carlson’s services as Chief Executive Officer and facilitated its capitalization by Autoliv to cover the expected costs associated with the retention.

Mr. Pekar’s Employment Arrangement

As described above, Mr. Pekar was appointed as the CFO & Executive Vice President as of March 1, 2021. In determining the compensation for Mr. Pekar, the Compensation Committee considered the market pay levels in the U.S. and Sweden for the U.S. and Swedish Peer Groups described above, as well as the pay level of his predecessor. Mr. Pekar’s employment agreement provides that he is entitled to an annual base salary of USD 400,000. Mr. Pekar has the opportunity to participate in Veoneer’s bonus plan for executive officers, with an initial cash bonus of forty-five percent (45%) of his base salary, and he is eligible to receive equity grants under Veoneer’s stock incentive plan. In addition, Veoneer provide Mr. Pekar with certain expatriate benefits. For additional information about these benefits, see footnote 4 to the Summary Compensation Table. Mr. Pekar’s employment agreement also provides for a taxable, annual payment equal to 5.6% of his annual base salary as applicable from time to time (the “Salary Allowance”), which is intended to supplement his retirement benefits. Mr. Pekar is eligible for tax equalization of his income between the U.S., Canada and Sweden. For information regarding Mr. Pekar’s severance benefits under his employment agreement see the “Potential Payments Upon Termination or Change in Control” section later in this Report.

Mr. Bisciotti’s Employment Arrangement

In connection with the re-organization of the Company in May 2021, Mr. Bisciotti received a new assignment with the Company and his title was changed from Executive Vice President Business Unit North America to Executive Vice President Product Area RCS. Under the new agreement Mr. Bisciotti’s annual base salary was adjusted by 13.4% to USD 460,000 to reflect the increased scope of his role. In determining the adjustment of Mr. Bisciotti’s annual base salary the Compensation Committee considered the market pay levels in the U.S. for the U.S. Peer Groups as described above.

Messrs. Backman’s and Blanchford’s Separation Arrangements

Mr. Backman separated from the Company effective May 3, 2021 and Mr. Blanchford separated from the Company effective October 15, 2021. A summary of the separation agreements with Messrs. Backman and Blanchford may be found in the “Potential Payments Upon Termination or Change in Control” section later in this Report.
Currencies for Executive Compensation

The Company generally sets cash-based compensation (including for all of our named executive officers) in the local currency of the country of service with limited exceptions. Accordingly, the Company set compensation in Swedish kronor (“SEK”) for Messrs. Carlson and Backman, in U.S. dollars (“USD”) for Messrs. Sjöbring, Pekar, Bisciotti, Blanchford and Rodé, and in Euro (“EUR”) for Mr. Bieler, except for the annual target grant value of the LTI awards for which the compensation is set in USD for all of our named executive officers. All amounts have been converted to USD using the following exchange rates: 1 USD = 9.0437 SEK; 1 USD = 0.8843 EUR. For historic numbers, we have converted the compensation paid in prior years by the same exchange rate in order to facilitate comparison. Thus, while the historic amounts paid do not change, due to fluctuations in exchange rates, amounts reflecting historic figures in this Report may differ significantly from disclosure in previous years. We also note that the exchange rate prevailing at the time of the Compensation Committee’s review of compensation may vary significantly from the exchange rates prevailing at the time this Report is prepared. As a result, the year-to-year percentage changes in compensation reviewed and approved by the Compensation Committee may differ significantly from the percentage changes in compensation presented in this Report due to fluctuations in exchange rates.

Executive Compensation

The following table shows information concerning the annual compensation for services provided by our named executive officers in the fiscal years ended December 31 in the periods 2019, 2020 and 2021.

On October 4, 2021, we announced that we had entered into a definitive merger agreement with Qualcomm and SSW. For additional details regarding the amounts payable to our named executive officers if the merger transaction is completed, please see our Current Report on Form 8-K, dated October 4, 2021, and our Definitive Proxy Statement on Schedule 14A relating to the merger filed with the SEC.

Summary Compensation Table (1)
Name and Principal Position	Year	Base Salary $	Bonus $	Stock Awards (2) $	Non- Equity Incentive Plan Compen- sation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1) $	All Other Compen- sation (3) $	TOTAL $
Jan Carlson, President and CEO
	2021	1,718,707(4)	1,000,000 (5)	1,185,169	1,724,070	-	759,437	6,387,383
	2020	1,625,154	1,000,000	642,479	2,089,782	-	687,344	6,044,759
	2019	1,518,575	1,000,000	515,342	595,588	-	683,880	4,313,385
Ray Pekar, CFO and EVP Finance (6)
	2021	381,544 (7)	-	378,993	246,695	-	100,631	1,107,863
Mats Backman, Former CFO and EVP Finance
	2021	111,698 (8)	-	408,670 (9)	-	-	603,618	1,123,986
	2020	670,190	-	344,816	603,171	-	406,880	2,025,058
	2019	534,442	-	938,408	164,501	-	195,456	1,832,807
Lars Sjöbring, EVP Legal Affairs, General Counsel
	2021	770,418	-	583,374	407,278	-	315,143	2,076,213
	2020	747,979	-	247,165	523,585	-	312,165	1,830,894
	2019	726,193	-	191,201	144,876	-	301,760	1,364,030
Matthias Bieler, EVP Product Area Vision & DMS (10)
	2021	588,036	163,084 (11)	730,658	394,168	-	265,519	2,132,465
	2020	548,456	197,897	299,989	484,564	-	238,143	1,769,049
Robert Bisciotti, EVP Product Area Radar (12)
	2021	446,433	-	322,263	303,499	-	107,556	1,179,751
Art Blanchford, Former EVP Sales and Business Development (13)
	2021	463,944	-	1,836,631 (14)	-	-	195,544	2,496,119
	2020	539,470	-	529,169	485,523	-	95,641	1,649,803
	2019	516,239	-	104,501	132,415	-	82,912	836,067
Steve Rodé, Former EVP Operations (15)
	2021	436,518	-	538,264 (14)	292,603	-	119,126	1,386,511

(1)
The amounts contained in the table were paid in Swedish Kronor, Euro and USD. All amounts have been converted to U.S. dollars using the following exchange rates: 1 USD = 9.0437 SEK; 1 USD = 0.8843 EUR. Amounts are rounded to the nearest whole number and, as a result of such rounding, the amounts reflected in the “Total” column may differ slightly from the sum of amounts set forth in each individual column.

(2)
The numbers reflect the aggregate grant-date fair value of the RSUs and PSs granted under Veoneer’s Stock Incentive Plan in 2021, 2020 and 2019 calculated in accordance with FASB Topic 718. For the dollar value of our named executive officers’ outstanding RSUs and PSs as of December 31, 2021, see the Outstanding Equity Awards table on page 26.

The PSs granted in 2019 (referred to herein as the 2019 PSA (Tranche 1), the 2019 PSA (Tranche 2) and the 2019 PSA (Tranche 3)), 2020 (referred to herein as the 2020 PSA (Tranche 1), the 2020 PSA (Tranche 2) and the 2020 PSA (Tranche 3)) and 2021 (referred to herein as the 2021 PSA (Tranche 1), the 2021 PSA (Tranche 2) and the 2021 PSA (Tranche 3)) are comprised of three one-year performance periods with goals related to annual gross margin, with the number of shares ultimately earned subject to downward adjustment based on our share price measured at the end of the three-year performance period (December 31, 2021, with respect to the 2019 PSA, December 31, 2022, with respect to the 2020 PSA and December 31, 2023, with respect to the 2021 PSA).

•
The annual gross margin goals for 2019 PSA (Tranche 2) and 2019 PSA (Tranche 3) were not established at the date of grant of the 2019 PSA (Tranche 1) and, as a result, for accounting purposes, 2019 PSA (Tranche 2) and 2019 PSA (Tranche 3) are not considered granted until the respective performance goals are established. Accordingly, the grant date fair value of the 2019 PSA (Tranche 1) is reported in the Stock Awards column for 2019, the grant date fair value of the 2019 PSA (Tranche 2) is reported in the Stock Awards column for 2020, and the grant date fair value of the 2019 PSA (Tranche 3) is reported in the Stock Awards column for 2021.

•
The annual gross margin goals for 2020 PSA (Tranche 2) and 2020 PSA (Tranche 3) were not established at the date of grant of the 2020 PSA (Tranche 1) and, as a result, for accounting purposes, 2020 PSA (Tranche 2) and 2020 PSA (Tranche 3) are not considered granted until the respective performance goals are established. Accordingly, the grant date fair value of the 2020 PSA (Tranche 1) is reported in the Stock Awards column for 2020 and the grant date fair value of the 2020 PSA (Tranche 2) is reported in the Stock Awards column for 2021, but the grant date fair value of the 2020 PSA (Tranche 3) will not be reported in the Stock Awards column until 2022.

•
The annual gross margin goals for 2021 PSA (Tranche 2) and 2021 PSA (Tranche 3) were not established at the date of grant of the 2021 PSA (Tranche 1) and, as a result, for accounting purposes, 2021 PSA (Tranche 2) and 2021 PSA (Tranche 3) are not considered granted until the respective performance goals are established. Accordingly, the grant date fair value of the 2021 PSA (Tranche 1) is reported in the Stock Awards column for 2021, but the grant date fair value of the 2021 PSA (Tranche 2) and the 2021 PSA (Tranche 3) will not be reported in the Stock Awards column until 2022 and 2023, respectively.

	Grant Date Fair Value – Target (a)	Grant Date Fair Value – Maximum (b)
2019 Performance Share Award (Tranche 1)	Mr. Carlson $257,656	Mr. Carlson $515,312
	Mr. Backman $92,829	Mr. Backman $185,658
	Mr. Sjöbring $95,601	Mr. Sjöbring $191,201
	Mr. Blanchford $52,250	Mr. Blanchford $104,501
2019 Performance Share Award (Tranche 2)	Mr. Carlson $127,123	Mr. Carlson $254,246
	Mr. Backman $44,827	Mr. Backman $89,654
	Mr. Sjöbring $47,168	Mr. Sjöbring $94,336
	Mr. Blanchford $25,779	Mr. Blanchford $51,559
2020 Performance Share Award (Tranche 1)	Mr. Carlson $257,678	Mr. Carlson $515,356
	Mr. Backman $149,995	Mr. Backman $299,989
	Mr. Sjöbring $99,992	Mr. Sjöbring $199,983
	Mr. Bieler $149,995	Mr. Bieler $299,989
	Mr. Blanchford $149,995	Mr. Blanchford 299,989
2019 Performance Share Award (Tranche 3)	Mr. Carlson $266,723	Mr. Carlson $533,445
	Mr. Pekar $13,695	Mr. Pekar $27,389
	Mr. Backman $94,032	Mr. Backman $188,063
	Mr. Sjöbring $98,973	Mr. Sjöbring $197,945
	Mr. Bisciotti $13,695	Mr. Bisciotti $27,389
	Mr. Blanchford $54,077	Mr. Blanchford 108,153
	Mr. Rodé $53,863	Mr. Rodé 107,726
2020 Performance Share Award (Tranche 2)	Mr. Carlson $540,521	Mr. Carlson $1,081,042
	Mr. Pekar $31,964	Mr. Pekar $63,928
	Mr. Backman $314,638	Mr. Backman $629,276
	Mr. Sjöbring $209,749	Mr. Sjöbring $419,497
	Mr. Bieler $314,638	Mr. Bieler $629,276
	Mr. Bisciotti $41,938	Mr. Bisciotti $83,875
	Mr. Blanchford $314,638	Mr. Blanchford $629,276
	Mr. Rodé $209,749	Mr. Rodé 419,497
2021 Performance Share Award (Tranche 1)	Mr. Carlson $377,926	Mr. Carlson $755,851
	Mr. Pekar $83,326	Mr. Pekar $166,652
	Mr. Sjöbring $68,656	Mr. Sjöbring $137,311
	Mr. Bieler $104,005	Mr. Bieler $208,010
	Mr. Bisciotti $66,643	Mr. Bisciotti $133,285
	Mr. Blanchford $104,005	Mr. Blanchford $208,010
	Mr. Rodé $68,656	Mr. Rodé 137,311

a.
Reflects the grant date fair value of the PSs as reflected in the Stock Awards column, which was computed by multiplying (i) the target number of PSs awarded to each named executive officer, which was the assumed probable outcome as of the grant date, by (ii) the grant date fair value per share used for financial reporting purposes, based on the actual share price on the date of grant. See also Note 18 of the Notes to the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 19, 2021.

b.	Reflects the grant date fair value of the PSs assuming the highest level of performance conditions was satisfied.

(3)	The following table reflects the items that are included in the All Other Compensation column for 2021.

	Perquisites	Company Contributions to Defined Contribution Plans	Tax Payment	Vacation Supplement	Compensation During Notice Period	TOTAL
Name	$ (a)	$ (b)	$ (c)	$ (d)	$ (e)	$
Jan Carlson	15,939	735,603	-	7,895	-	759,437
Ray Pekar	81,878	-	18,753	-	-	100,631
Mats Backman	568	39,094	-	-	563,956	603,618
Lars Sjöbring	45,497	269,646	-	-	-	315,143
Matthias Bieler	50,706	205,813	-	-	-	256,519
Robert Bisciotti (f)	100,355	7,200	-	-	-	107,556
Art Blanchford	41,342	42,009	-	-	112,193	195,544
Steve Rodé	119,126	-	-	-	-	119,126

a.
For Mr. Carlson, reflects the value of a company car (which per the terms of the lease agreement was provided at no cost to the Company in 2021), company-paid healthcare benefits, and a home alarm system. For Mr. Pekar, reflects the value of a company car, company-paid health care benefits, the Salary Allowance, and accommodation cost in Sweden ($44,124). For Mr. Backman, reflects the value of a company car and company-paid health care benefits. For Mr. Sjöbring, reflects the value of a company car ($27,816) and company-paid healthcare benefits. For Mr. Bieler, reflects the value of a company car and accommodation cost in Germany ($40,710). For Mr. Bisciotti, reflects the value of a company car ($26,823) company-paid health care benefits, and a special retirement allowance ($55,750) for the loss of continuing participation in Autoliv’s defined benefit plan until its freeze at the time of spin-off from Autoliv. For Mr. Blanchford, reflects the value of a company car ($25,142), and company-paid health care benefits. For Mr. Rodé, reflects the value of a company car ($31,694), company-paid health care benefits, and a special retirement allowance ($81,250) for the loss of continuing participation in Autoliv’s defined benefit plan until its freeze at the time of spin-off from Autoliv. For all perquisites, the value reported reflects the aggregate incremental cost to the Company of providing the benefit. The Company determined the cost of the company car based on the value of the lease payment or car allowance paid, as applicable.

b.
Reflects for Messrs. Carlson, Backman, and Bieler contributions to the named executive officer’s defined contribution plans. Reflects for Mr. Sjöbring, $11,695 in matching contributions to the U.S. 401(k) plan, $41,143 in matching contributions to the Veoneer US Non-Qualified Retirement Plan and $214,808 as contribution to the Supplemental Plan. Reflects for Mr. Bisciotti, $7,200 in matching contributions to the U.S. 401(k) plan. Reflects for Mr. Blanchford, $14,759 in matching contributions to the U.S. 401(k) plan and $27,250 in matching contributions to the Veoneer US Non-Qualified Retirement Plan.

c.
Reflects for Mr. Pekar a tax gross-up payment on the benefits related to his assignment in Sweden for 2021 Per the terms of Mr. Pekar’s employment agreement, he is entitled to tax equalization benefits. As of the date of this Report, the tax equalization benefit related to compensation earned in 2021 is not yet known and has not yet been paid. Consequently, the Company will include such amount for Mr. Pekar in a future year provided that he is a named executive officer.

d.	Reflects for Mr. Carlson the vacation supplement required by Swedish labor law.
e.
Reflects for Mr. Backman the non-compete payment ($402,114) in 2021 pursuant Mr. Backman’s employment agreement and unused vacation days ($161,841) paid out after termination of his employment. Reflects for Mr. Blanchford the non-compete payment ($86,315) in 2021 pursuant to Mr. Blanchford’s employment agreement, unused vacation days ($22,657) paid out after the termination of his employment, and company-paid COBRA.

f.
Amounts are rounded to the nearest whole number and, as a result of such rounding, the amount reflected in the “Total” column differs slightly from the sum of amounts set forth in each individual column.

(4)	Includes payment of $186,200 to Mr. Carlson for unused vacation days.
(5)	Reflects the retention bonus earned and paid to Mr. Carlson in 2021.
(6)	Mr. Pekar commenced his employment in March 2021 and was not a named executive officer in 2020 and 2019.
(7)	Reflects what Mr. Pekar actually received in 2021 as salary.
(8)	Reflects the base salary earned by Mr. Backman in his position as CFO from January 1, 2021 – February 28, 2021. Base salary and comp
(9)
Mr. Backman resigned as CFO on March 1, 2021 and was not eligible to participate in the Long-Term Incentive Program introduced in 2021. The value reflects the grant date fair value of the 2019 PSA (Tranche 1) and 2020 PSA (Tranche 2) that, from accounting purposes, were considered granted in 2021 when the respective performance goals were established.

(10)	Mr. Bieler commenced his employment in February 2020 and was not a named executive officer in 2019.
(11)	Reflects the retention bonus paid to Mr. Bieler in November 2021 ($113,084) pursuant to his employment agreement and an award for extraordinary achievement paid in July 2021 ($50,000).
(12)	Mr. Bisciotti was not a named executive officer in 2020 and 2019.
(13)	Mr. Blanchford entered into a mutual separation agreement and resigned effective October 15, 2021.
(14)
Includes the incremental fair value ($1,051,897) of Mr. Blanchford’s RSUs and PSAs resulting from the modification of such award to accelerate the vesting to the time of termination of Mr. Blanchford’s employment in lieu of compensation and benefits provided during the 6-month notice period and lump sum severance payment Mr. Blanchford would otherwise be entitled to under his employment agreement. For additional information regarding Mr. Blanchford’s termination arrangement, see the summary of the separation agreement with Mr. Blanchford that may be found in the “Potential Payments Upon Termination or Change in Control” section later in this Report.

(15)	Mr. Rodé was not a named executive officer in 2020 and 2019.

2021 Grants of Plan-Based Awards Table

The following table summarizes grants of plan-based awards to named executive officers made in the year ended December 31, 2021.

Name, Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($) (3)
	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#$)	Maximum (#)
Jan Carlson
2/16/2021	-	-	-	-	-	-	-	-
2/16/2021	-	-	-	0	12,391	24,782	-	377,926
2/16/2021	-	-	-	0	17,722	35,444	-	540,521
2/16/2021	-	-	-	0	8,745	17,490	-	266,723
	0	1,149,380	2,089,782	-	-	-	—	-
Ray Pekar
2/16/2021	-	-	-	-	-	-	8,197	250,009
2/16/2021	-	-	-	0	2,732	5,464	-	83,326
2/16/2021	-	-	-	0	1,048	2,096	-	31,964
2/16/2021	-	-	-	0	449	898	-	13,695
	0	164,436	328,927	-	-	-	-	-
Mats Backman
2/16/2021	-	-	-	0	10,316	20,632	-	314,638
2/16/2021	-	-	-	0	3,083	6,166	-	94,032
Lars Sjöbring
2/16/2021	-	-	-	-	-	-	6,754	205,997
2/16/2021	-	-	-	0	2,251	4,502	-	68,656
2/16/2021	-	-	-	0	6,877	13,754	-	209,749
2/16/2021	-	-	-	0	3,245	6,490	-	98,973
	0	269,646	539,293	-	-	-	-	-
Matthias Bieler
2/16/2021	-	-	-	-	-	-	10,230	312,015
2/16/2021	-	-	-	0	3,410	6,820	-	104,005
2/16/2021	-	-	-	0	10,316	20,632	-	314,638
	0	264,616	529,232	-	-	-	-	-
Robert Bisciotti
2/16/2021	-	-	-	-	-	-	6,557	199,989
2/16/2021	-	-	-	0	2,185	4,370	-	66,643
2/16/2021	-	-	-	0	1,375	2,750	-	41,938
2/16/2021	-	-	-	0	449	898	-	13,695
2/16/2021	0	200,895	401,790	-	-	-	-	-
Art Blanchford (2)
15/10/2021	-	-	-	-	-	-	-	1,051,897
2/16/2021	-	-	-	-	-	-	10,230	312,015
2/16/2021	-	-	-	0	3,410	6,820	-	104,005
2/16/2021	-	-	-	0	10,316	20,632	-	314,638
2/16/2021	-	-	-	0	1,773	3,546	-	54,077
2/16/2021	0	208,775	417,550	-	-	-	-	-
Steve Rodé
2/16/2021	-	-	-	-	-	-	6,754	205,997
2/16/2021	-	-	-	0	2,251	4,502	-	68,656
2/16/2021	-	-	-	0	6,877	13,754	-	20,749
2/16/2021	-	-	-	0	1,766	3,532	-	53,863
2/16/2021	0	196,433	392,866	-	-	-	-	-

(1)
Reflects for Messrs. Carlson, Pekar, Sjöbring, Bisciotti, Blanchford and Rodé, the 2021 PSA (Tranche 1), the 2020 PSA (Tranche 2) and the 2019 PSA (Tranche 3). Reflects for Mr. Backman, the 2020 PSA (Tranche 2) and the 2019 PSA (Tranche 3). Reflects for Mr. Bieler, the 2021 PSA (Tranche 1) and the 2020 PSA (Tranche 2). See footnote to the Summary Compensation table for a description of the performance share program.

(2)	Reflects the incremental fair value of Mr. Blanchford’s RSUs and PSAs resulting from the modification of such award to accelerate the vesting to the time of termination of Mr. Blanchford’s employment.
(3)
Reflects the aggregate grant date fair value of the RSUs, the 2021 PSA (Tranche 1), the 2020 PSA (Tranche 2) and the 2019 PSA (Tranche 3) calculated in accordance with FASB Topic 718 and based on the actual share price on the date of grant. See also Note 19 of the Notes to the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022. Each of the executive officers received their RSUs, 2021 PSA (Tranche 1), 2020 PSA (Tranche 2) and 2019 PSA (Tranche 3) in February 2021. The RSUs will vest on the third anniversary of the grant subject to executive’s continued employment on such date. See footnote 2 in the Summary Compensation table for a description of the performance share program.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table summarizes the total number of securities underlying outstanding plan awards for the named executive officers on December 31, 2021.

On October 4, 2021, we announced that we had entered into a definitive merger agreement with Qualcomm and SSW. For additional details regarding the treatment of outstanding equity awards for our named executive officers if the merger transaction is completed, please see our Current Report on Form 8-K, dated October 4, 2021, and our Definitive Proxy Statement on Schedule 14A relating to the merger filed with the SEC.

	Option Awards (1)				Stock Awards (1)
Name (Grant Year, Award Type)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date ($)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (7) ($)	Equity Incentive Plan Awards: Number of unearned Shares, Units or Other Rights That Have Not Vested (#) (7) (8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (8) ($)
Jan Carlson
2021 Veoneer	—	—	—	—	-	-	13,382	474,793
2020 Veoneer	—	—	—	—	17,722	628,777	24,456	867,699
2019 Veoneer	—	—	—	—	8,744	310,237	12,067	428,137
2015 Veoneer	21,071		34.25	2/16/2025	—	—	—	—
2014 Veoneer	22,888		28.67	2/19/2024	—	—	—	—
Ray Pekar
2021 Veoneer	—	—	—	—	8,197	290,830	2,950	104,666
2020 Veoneer	—	—	—	—	3,146	111,620	1,466	51,304
2019 Veoneer	—	—	—	—	1,345	47,721	619	21,962
2015 Veoneer	3,195		34.25	2/16/2025	-	-	-	-
2015 Autoliv	117		80.40	2/16/2025	-	-	-	-
2014 Veoneer	1,883		28.67	2/19/2024	-	-	-	-
2013 Veoneer	2,651		20.91	2/19/2023	-	-	-	-
2012 Veoneer	1,853		20.25	2/22/2022	-	-	-	-
Lars Sjöbring
2021 Veoneer	—	—	—	—	6,754	239,632	2,431	86,252
2020 Veoneer	—	—	—	—	6,878	244,031	9,490	336,705
2019 Veoneer	—	—	—	—	3,244	115,097	4,477	158,844
Matthias Bieler
2021 Veoneer	—	—	—	—	10,230	362,960	3,682	130,637
2020 Veoneer	—	—	—	—	10,316	366,012	14,236	505,093
Robert Bisciotti
2021 Veoneer	-	-	-	-	6,557	232,642	2,359	83,697
2020 Veoneer	-	-	-	-	4,127	146,426	1,897	67,306
2019 Veoneer	-	-	-	-	1,345	47,721	619	21,962
Steve Rodé
2021 Veoneer	-	-	-	-	6,754	239,632	2,431	86,252
2020 Veoneer	-	-	-	-	6,878	244,031	9,490	336,705
2019 Veoneer	-	-	-	-	1,765	62,622	2,436	86,429
2015 Veoneer	4,279	-	34.25	2/16/2025	-	-	-	-

(1)
All outstanding stock awards granted under Autoliv’s equity compensation programs until 2018 were converted to adjusted awards relating to both shares of Autoliv and Veoneer common stock. The outstanding awards in the table above reflect the adjusted number of awards following the conversion for these awards. Except as otherwise noted, the above plan awards were originally granted on February 19, 2014, February 16, 2015, February 13, 2018, February 19, 2019 and February 18, 2020. All options granted are for 10-year terms with an exercise price equal to the fair market value (as defined in the Autoliv 1997 Incentive Plan) per share on the date of grant, as adjusted in the Spin-off, and become exercisable after one year of continued employment following the grant date. Except as otherwise noted, all RSUs generally cliff vest after three years. Amounts reflected in this table include RSUs acquired through dividend equivalent rights.

(7)	Based on the closing prices on the NYSE for Autoliv and Veoneer per share of common stock on December 31, 2021, the last trading day of the year, which were ALV $103.41 and VNE $35.48.
(8)
On February 16, 2022, the Compensation Committee determined that 1.08 times the target awards of the 2021 PSA (Tranche 1), 2020 PSA (Tranche 2) and 2019 PSA (Tranche 3) awards were earned based on the actual level of achievement of the 2021 PSA (Tranche 1), 2020 PSA (Tranche 2) and PSA 2019 (Tranche 3) annual gross margin goal. This column includes the outstanding PSs for the 2021 PSA (Tranche 1), 2020 PSA (Tranche 2) and PSA 2019 (Tranche 3), which remain subject to downward adjustment based on our share price at the conclusion of the respective three-year performance period.

Option Exercises and Stock Vested During 2021

The following table summarizes for each of our named executive officers the option awards that were exercised and RSUs that vested during the year ended December 31, 2021.

		Option Awards		Stock Awards
Name		Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Jan Carlson	Veoneer	-	-	37,082 (2)	933,914 (2)
Jan Carlson	Autoliv	18,726	563,570	5,465	515,186
Ray Pekar	Veoneer	1,757	11,743	930	27,649
Ray Pekar	Autoliv	-	-	419	39,499
Mats Backman	Veoneer	-	-	25,000	705,750
Lars Sjöbring	Veoneer	-	-	4,363	129,712
Lars Sjöbring	Autoliv	-	-	1,968	185,523
Matthias Bieler	Veoneer	-	-	-	-
Robert Bisciotti	Veoneer	-	-	6,930	165,529
Robert Bisciotti	Autoliv	-	-	419	39,499
Art Blanchford	Veoneer	-	-	89,510 (3)	2,776,722 (3)
Art Blanchford	Autoliv	-	-	419	39,499
Steve Rodé	Veoneer	-	-	31,513	734,381
Steve Rodé	Autoliv	579	13,257	682	64,292

(1)
The value realized on vesting of RSUs shown in the table above was calculated as the product of the closing price of a share of Veoneer’s or Autoliv’s common stock on the vesting date multiplied by the number of RSUs vested.

(2)	Includes $573,765 reflecting the 24,968 Cash-Settled Retention RSUs that were settled in a cash payment having a value equal to such shares.
(3)
Includes $1,274,937 and $784,736 reflecting the 36,261 PSAs and 22,319 RSUs, respectively, that accelerated and vested at the time of Mr. Blanchford’s termination in lieu of continuing salary and benefits during the 6-month notice period and lump sum severance payment that he would otherwise have received under the terms of his employment agreement.

Pension Benefits

None of our executive officers participates in a defined benefit plan sponsored by the Company. Mr. Carlson participates in a defined benefit plan sponsored by Autoliv, which such defined benefit plan remained with Autoliv following the Spin-off. Accordingly, no information is included with respect to such plan for 2020 and 2021 as it is no longer an obligation of the Company or related to Mr. Carlson’s services to the Company.

Nonqualified Deferred Compensation

The following table sets forth certain information with respect to the Veoneer US Non-Qualified Retirement Plan (the “Non-Qualified Retirement Plan”). Messrs. Sjöbring and Blanchford are the only named executive officers that participate in the Non-Qualified Retirement Plan.

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($) (2)	Aggregate Earnings in Last Fiscal Year ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($) (4)
Lars Sjöbring	53,929	257,952	309,089	-	2,390,318
Art Blanchford	34,062	27,250	33,815	-	302,045

(1)	Messrs. Sjöbring’s and Blanchford’s contributions to the Non-Qualified Retirement Plan are included in the amount reported as “Salary” in the Summary Compensation table for fiscal year 2021.
(2)
The Company’s matching contributions to the Non-Qualified Retirement Plan are included in the “All Other Compensation” in the Summary Compensation table for Messrs. Sjöbring and Blanchford for fiscal year 2021.

(3)	Aggregate earnings are not includable in the Summary Compensation Table because such earnings are not above-market or preferential interest rates.
(4)
Includes amounts previously reported in the Summary Compensation Table in the previous years when earned if that executive officer’s compensation was required to be disclosed in a previous year. Amounts previously reported in such years include previously earned, but deferred, salary and Company matching contributions.

Pursuant to the Non-Qualified Retirement Plan, participants may elect to defer a stated percentage of their base salary for each plan year, as determined by the administrative committee of the plan; provided, however, the amount deferred may not exceed 25% of a participant’s base salary. Earnings (and losses) are credited to participants’ accounts based on participant choices between various investment options and the rate of return determined by the administrative committee of the plan.

Participants are eligible to receive matching contributions equal to 80% of their deferred amounts, deferred amounts in excess of 7% of the participant’s compensation are not eligible for matching contributions. Contributions for Mr. Sjöbring will be increased so that the total value of retirement-related contributions made by the Company (including contributions to the 401(k) plan) will be equivalent to 35% of his base salary. Participants are always 100% vested in their deferred amounts and earnings thereon; provided, however, matching contributions and earnings thereon in a participant’s account are subject to forfeiture if the participant is determined by the Board to have stolen Company assets, violated the Company’s Standards of Business Conduct and Ethics or disclosed confidential business or technical information of the Company to unauthorized third parties.

Participants may elect to receive distributions from their accounts on the first day of the seventh month following the occurrence of any one of the following distribution events as designated by the participant: (i) separation from service, (ii) death, (iii) attainment of normal retirement age (65), or (iv) attainment of early retirement age (age 55 and at least five years of service with the Company). Amounts will be distributed in one of the following forms, as selected by the participant: (i) a single lump sum, (ii) 60 approximately equal monthly installments or (iii) 120 approximately equal monthly installments.
Potential Payments Upon Termination or Change in Control

The Company has entered into agreements and maintains plans that may require the Company to make payments and/or provide benefits to our named executive officers in the event of termination of employment or a change in control. The paragraphs below summarize the material terms of such agreements with our named executive officers other than Mr. Backman, our former CFO and EVP Finance and Art Blanchford, our former EVP Sales & Business Development, who separated from the Company effective May 3, 2021 and October 15, 2021, respectively. The separation agreements with each of Messrs. Backman and Blanchford are disclosed below.

On October 4, 2021, we announced that we had entered into a definitive merger agreement with Qualcomm and SSW. For additional details regarding the amounts payable to our named executive officers if the merger transaction is completed, please see our Current Report on Form 8-K, dated October 4, 2021, and our Definitive Proxy Statement on Schedule 14A relating to the merger filed with the SEC.

Employment Agreements. The Company has an employment agreement with each of its named executive officers. The employment agreements obligate the Company to provide 6 months’ notice of termination of employment for all other of the named executive officers other than Mr. Carlson who is entitled to 18 months’ notice of termination (unless either Messrs. Carlson, Pekar, Sjöbring, Bieler, Bisciotti, or Rodé, is terminated for “Cause,” in which case termination would be effective immediately), as well as certain severance payments. Each of the named executive officers must provide the Company with 6 months’ notice of resignation, with the exception of Mr. Carlson, who must provide the Company with 12 months’ notice of resignation. The employment agreements automatically terminate upon retirement. Mr. Carlson has the right to retire on the last day of the month preceding his 60th birthday, and if not otherwise agreed upon, the obligation to retire on the last day of the month preceding his 65th birthday. Messrs. Pekar, Sjöbring, Bieler, Bisciotti, and Rodé are all obligated to retire on the last day of the month before their 65th birthdays.

Except as provided below, following the executive’s termination of employment, each of the named executive officers is prohibited from competing with the Company for a period of 12 months. Such noncompetition covenant does not apply in the event that (i) the Company terminates Mr. Carlson’s employment for any reason other than for Cause or by reason of the executive’s breach of the agreement or the Company terminates Messrs. Pekar’s, Sjöbring’s, Bieler’s, Bisciotti’s, or Rodé’s employment for any reason other than for Cause, or (ii) Mr. Carlson terminates employment due to the Company’s breach of the agreement or Messrs. Pekar, Sjöbring, Bieler, Bisciotti, or Rodé resigns for “Good Reason.” In consideration for such noncompetition covenant, the Company is obligated to make up to 12 monthly payments equal to the difference between the executive’s monthly gross salary as of the date of his employment termination and any lower salary earned by the executive in any new employment, if any. The aggregate monthly payments are limited to a maximum of 60% of the gross salary earned as of the date of his employment termination, and the Company will cease making payments once such aggregate amount has been reached. The Company is not obligated to make such payments if the executive’s employment terminates due to his retirement.

In addition to receiving full base salary and benefits during the requisite notice period, if Mr. Carlson is terminated involuntarily by the Company other than for Cause or breach of the agreement or if the Company terminates Messrs. Pekar’s, Sjöbring’s, Bieler’s, Bisciotti’s, or Rodé’s employment involuntarily other than for Cause or if Messrs. Pekar, Sjöbring, Bieler, Bisciotti, or Rodé, resigns for Good Reason, then the executive would be entitled to a lump sum severance payment equal to, in the case of Messrs. Pekar, Sjöbring, Bieler, Bisciotti, or Rodé one and one-half times his then-current base salary, or, in the case of Mr. Carlson, the sum of (i) the executive’s then-current annual salary, (ii) the average of the annual bonuses received by the executive for the two most recent fiscal years, or, if higher, the annual bonus for the fiscal year immediately prior to the year of termination, (iii) the annual taxable value of the benefit of a company car, and (iv) the value of any defined contribution plan benefits to which the executive would have been entitled to if he remained in service for one year following termination. If Mr. Carlson is given notice of termination by Veoneer for reasons other than “cause” or “disability,” or Mr. Carlson gives notice of termination for reasons that constitute “good reason” (as such terms are defined in the employment agreement) all retention payments made to date will be deducted from any payments to Mr. Carlson due under the employment agreement following the date of notice.

Severance Agreements. Each of Messrs. Carlson and Sjöbring has a change-in-control severance agreement (“CiC Severance Agreement”) with the Company. Pursuant to the terms of each of the CiC Severance Agreements, in the event that during the two-year period following a change of control, (i) the executive terminates his employment for Good Reason, (ii) the Company terminates the executive’s employment for any reason other than death or for Cause, or (iii) the executive’s employment is terminated due to disability, the executive would be entitled to receive an immediate lump sum payment (the “CiC Severance Payment”) in an amount equal to, in the case of Mr. Carlson 2.5 times the sum of (a) such executive’s then-current annual salary (or if higher, the salary in effect immediately prior to the first event or circumstances which constitutes Good Reason), (b) the average of the annual bonuses received by the executive for the two most recent fiscal years, or the annual bonus for the fiscal year immediately prior to the fiscal year during which occurs the first event or circumstance constituting Good Reason, whichever is highest, (c) the taxable value of the benefit of a company car, and (d) the value of any defined contribution plan benefits to which the executive would have been entitled to if he remained in service for one year following termination and in the case of Mr.  Sjöbring; 1.5 times the sum of (a) his then-current annual salary (or if higher, the salary in effect immediately prior to the first event or circumstances which constitutes Good Reason); (b) (i) the average of the annual cash bonuses earned in the two fiscal years prior to the date of termination, (ii) if two fiscal years have not elapsed prior to the date of termination, the annual cash bonus earned in the fiscal year prior to termination, (iii) if a full fiscal year has not elapsed prior to the date of termination, his target annual cash bonus, or (iv) provided that it results in a higher bonus than the amount payable under (i) through (iii), the bonus payable for the fiscal year immediately prior to the first occurrence of an event or circumstance constituting Good Reason; (c) the taxable value of the benefit of a company car; and (d) the value of any defined contribution plan benefits to which he would have been entitled to if he remained in service for one year following the termination. The CiC Severance Payment is in lieu of the salary and benefits payable during the requisite notice period and the severance benefits that would otherwise be payable under the executive’s employment agreement.

For purposes of the discussion above, the following terms have the following meanings:

“Cause” generally means (i) the willful and continued failure by the executive to substantially perform his duties, or (ii) the willful engaging by the executive in conduct which is demonstrably and materially injurious to the Company or its subsidiaries, monetarily or otherwise.

“Change in Control” generally means (i) the acquisition of 20% or more of the Company’s voting securities; or (ii) the members of the Board cease to constitute a majority of the Board; or (iii) consummation of merger or consolidation unless (1) the current stockholders continue to own at least 60% of the surviving entity’s voting securities, or (2) such transaction was effected to implement a recapitalization of the Company in which no person acquires 20% or more of the Company’s voting securities; or (iv) stockholder approval of a liquidation or dissolution or consummation of an agreement for the sale or disposition of all or substantially all of the Company’s assets (unless the current stockholders continue to own at least 60% of the Company’s voting securities after such transaction).

“Good Reason” generally means the occurrence of any one of the following events without the executive’s express written consent: (i) the assignment to the executive of any duties inconsistent with his status as an executive officer or a substantial adverse alteration in the nature or status of his responsibilities; (ii) any reduction in the executive’s annual base salary; (iii) relocation of the executive’s principal place of employment to a location more than 30 miles, or 45 kilometers, as applicable, from his then-current principal place of employment; (iv) the Company’s failure to pay any portion of the executive’s compensation; (v) the discontinuance of any compensation plan in which the executive participated which is material to his total compensation; (vi) in the case of Mr. Carlson, any direct or indirect reduction of any material fringe benefit in place at the time of the change in control, or the Company’s failure to provide the number of paid vacation days to which executive is entitled; (vii) any purported termination of the executive’s employment which is not effected pursuant to the notice requirements under the Severance Agreement; or (viii) the failure by any successor to the Company to expressly assume the employment agreement.

Equity Awards. Pursuant to Autoliv’s 1997 Stock Incentive Plan, Veoneer’s 2018 Stock Incentive Plan and the agreements evidencing the conversion of the outstanding Stock Awards upon the Spin-off, upon the occurrence of a change in control of Veoneer, any outstanding options and RSUs held by the executive would fully vest. Pursuant to the agreements evidencing awards originally granted under the Autoliv 1997 Stock Incentive Plan, upon the executive’s death or retirement, any outstanding RSUs held by the executive would become fully vested. For awards granted in 2019 and onwards, a change in control acceleration occurs if the surviving entity does not assume or otherwise equitably convert or substitute the unvested equity in connection with the change in control. If the surviving company does assume or otherwise equitably convert or substitute the unvested equity, then the awards will accelerate and vest only if the executive’s employment is terminated without cause or if he resigns for good reason within two years following the change in control. Upon an executive’s involuntary termination of employment, absent a change in control, any outstanding options, RSUs that would vest during the applicable notice period, if any, would become fully vested.

Estimated Payments to Named Executive Officers upon Termination of Employment under Various Circumstances or a Change in Control. The following tables set forth the estimated value of the payments and benefits described above to each of Messrs. Carlson, Pekar, Sjöbring, Bieler, Bisciotti and Rodé upon termination of employment under various circumstances or a change in control. The amounts shown assume that the triggering events occurred on December 31, 2021. For the purpose of the calculations, the 2020 defined contribution payments for each named executive officer have been used. The amounts contained in the table would be paid in Swedish Kronor, Euro or USD. All amounts have been converted to USD using the following exchange rates: 1 USD = 9,0437 SEK; 1 USD = 0.8843 EUR.

Jan Carlson
Estimated Potential Payment or Benefit	Resignation without Good Reason ($)	Termination without Cause ($)	Termination for Cause ($)	Change in Control ($)	Change in Control and Qualifying Termination ($) (9)	Death or Retirement ($)
Lump sum cash severance payment	—	4,386,340 (7)	—	—	10,965,849(7)	-
Continuing salary/annual incentive payments during requisite notice period	1,532,507	3,448,141	—	—	—	—
Salary differential payments in consideration for noncompetition with the Company (1)	919,504	—	919,504	—	—	—
Continuing health, welfare and retirement benefits (2)	738,640	1,107,960	—	—	—	—
Accelerated vesting of equity (3)	738,374 (4)	2,863,626(5)	—	(6)	4,217,685	4,217,685(8)
Company car (10)	9,716	14,574	—	—	—	-
Total	3,938,741	11,820,641	919,504	—	15,183,534	4,217,685

Ray Pekar
Estimated Potential Payment or Benefit	Resignation without Good Reason ($)	Termination without Cause or Resignation for Good Reason ($)	Termination for Cause ($)	Change in Control ($)	Change in Control and Qualifying Termination ($) (9)	Death or Retirement ($)
Lump sum cash severance payment	—	600,000	—	—	600,000	—
Continuing salary/annual incentive payments during requisite notice period	200,000	200,000	—	—	200,000	—
Salary differential payments in consideration for noncompetition with the Company (1)	240,000	—	240,000	—	—	—
Continuing health, welfare and retirement benefits (2)	25,858	25,858	—	—	—	—
Accelerated vesting of equity (3)	69,683	69,683 (5)	—	(6)	859,255	859,255(8)
Company car (10)	9,793	9,793	—	—	—	—
Total	545,334	905,334	240,000	—	1,659,255	859,255

Lars Sjöbring
Estimated Potential Payment or Benefit	Resignation without Good Reason ($)	Termination without Cause or Resignation for Good Reason ($)	Termination for Cause ($)	Change in Control ($)	Change in Control and Qualifying Termination ($) (9)	Death or Retirement ($)
Lump sum cash severance payment	—	1,155,627	—	—	2,383,274 (7)	—
Continuing salary/annual incentive payments during requisite notice period	385,209	385,209	—	—	—	—
Salary differential payments in consideration for noncompetition with the Company (1)	462,251	—	462,251	—	—	—
Continuing health, welfare and retirement benefits (2)	143,664	143,664	—	—	—	—
Accelerated vesting of equity (3)	273,941(4)	273,941(5)	—	- (6)	1,584,395	1,584,395(8)
Company car (10)	13,908	13,908	—	—	—	—
Total	1,278,973	1,972,349	462,251	-	3,967,669	1,584,395

Matthias Bieler
Estimated Potential Payment or Benefit	Resignation without Good Reason ($) (11)	Termination without Cause or Resignation for Good Reason ($)	Termination for Cause ($)	Change in Control ($)	Change in Control and Qualifying Termination ($) (9)	Death or Retirement ($)
Lump sum cash severance payment	—	882,054	—	—	882,054	—
Continuing salary/annual incentive payments during requisite notice period	294,018	294,018	—	—	294,018	—
Salary differential payments in consideration for noncompetition with the Company (1)	352,821	—	352,821	—	—	—
Continuing health, welfare and retirement benefits (2)	123,261	123,261	—	—	123,261	—
Accelerated vesting of equity (3)	—	—	—	—	1,972,723	1,972,723 (8)
Company car (10)	4,998	4,998	—	—	4,998	—
Total	775,099	1,304,331	352,821	—	3,277,054	1,972,723

Robert Bisciotti
Estimated Potential Payment or Benefit	Resignation without Good Reason ($) (11)	Termination without Cause or Resignation for Good Reason ($)	Termination for Cause ($)	Change in Control ($)	Change in Control and Qualifying Termination ($) (9)	Death or Retirement ($)
Lump sum cash severance payment	—	690,000	—	—	690,000	—
Continuing salary/annual incentive payments during requisite notice period	230,000	230,000	—	—	230,000	—
Salary differential payments in consideration for noncompetition with the Company (1)	276,000	—	276,000	—	—	—
Continuing health, welfare and retirement benefits (2)	12,491	12,491	—	—	12,491	—
Accelerated vesting of equity (3)	69,683	69,683	—	(6)	803,728	803,728 (8)
Company car (10)	13,411	13,411	—	—	13,411	—
Total	601,586	1,015,586	276,000	—	1,749,631	803,728

Steve Rodé
Estimated Potential Payment or Benefit	Resignation without Good Reason ($)	Termination without Cause or Resignation for Good Reason ($)	Termination for Cause ($)	Change in Control ($)	Change in Control and Qualifying Termination ($) (9)	Death or Retirement ($)
Lump sum cash severance payment	—	654,777	—	—	654,777	—
Continuing salary/annual incentive payments during requisite notice period	218,259	218,259	—	—	218,259	—
Salary differential payments in consideration for noncompetition with the Company (1)	261,911	—	261,911	—	—	—
Continuing health, welfare and retirement benefits (2)	2,591	2,591	—	—	2,591	—
Accelerated vesting of equity (3)	149,051	149,051	—	-(6)	1,459,505	1,459,505 (8)
Company car (10)	15,847	15,847	—	—	15,847	—
Total	647,659	1,040,525	261,911	-	2,350,979	1,459,505

The following footnotes apply to the tables above:

(1)
Reflects a monthly payment of 60% of the monthly gross salary earned as of the date of the executive’s employment termination, multiplied by 12, which is the maximum amount available to the executive pursuant to the terms of his employment agreement.

(2)
Reflects the value of the benefits disclosed in footnote (4) to the Summary Compensation Table (with the exception of amounts paid as vacation supplements or settlements) that the executive would be entitled to during the requisite notice period. The estimated values are determined based on the Company’s cost of providing such benefits during 2021.

(3)
Reflects the value of RSUs that vest upon the designated event, based on the closing price for a share of Autoliv and Veoneer common stock on December 31, 2021 (ALV $103.41 and VNE $35.48), the last trading day of the year. None of the named executive officers held unvested options as of December 31, 2021.

(4)
As discussed above, upon termination, the executive would be entitled to receive his compensation and benefits during the 12-month or 6-month notice period, as applicable, including any equity awards that would vest during such period.

(5)
As discussed above, upon an involuntary termination, the executive would be entitled to receive his compensation and benefits during the 18-month or 6-month notice period, as applicable, including any equity awards that would vest during such period. The value of the equity awards upon an involuntary termination reflects the value of the RSUs that would vest during the notice period following December 31, 2021.

(6)
For all LTI awards granted in 2019 and after, (i) in the event of a change in control in which the LTI awards are not assumed by the surviving entity, if the employee’s employment is terminated without cause (or, in certain cases, if he resigns for good reason) within two years following the change in control, then the RSUs and PSs will immediately vest (at actual performance achievement for fulfilled performance periods and at the target level for unfulfilled performance periods, in the case of PSs); and (ii) in the event of a change in control in which the awards are not assumed by the surviving entity, then the RSUs and PSs will become immediately vested (at actual performance achievement for fulfilled performance periods and at the target level for unfulfilled performance periods, in the case of the PSs). The value of the equity awards upon a change in control assumes that LTI awards granted in 2019 and after were assumed by the surviving entity.

(7)
For purposes of calculating the lump sum payment, for Messrs. Carlson and Sjöbring the annual bonus received by the executive for the year immediately prior to the year of termination (2020) is used, which is higher than the average of the annual bonuses received by the executive the two most recent fiscal years (2019 and 2020).

(8)	As discussed above, the executive’s unvested RSUs will become fully vested upon his termination of employment by reason of death or retirement.
(9)	Qualifying termination after a change in control includes resignation for good reason, termination without cause or termination due to disability.
(10)
Reflects the value of the company car, fuel and parking during the requisite notice period. The estimated values are determined based on the Company’s cost (or estimated cost as of December 31, 2021) of providing such benefits during 2021.

(11)
Amounts are rounded to the nearest whole number and, as a result of such rounding, the amounts reflected in the “Total” row may differ slightly from the sum of amounts set forth in each individual row.

Mr. Backman’s Resignation

Mr. Backman resigned from his position as CFO and Executive Vice President, Finance on March 1, 2021. Pursuant to his employment agreement for a resignation without good reason, he received salary and benefits through May 3, 2021 (the requisite 6-month notice period following the agreement effective date), with a value of $453,497 and payment of unused vacation days, with a value of $161,841. Mr. Backman also received the salary differential payments in consideration for noncompetition agreement with the Company equal to $402,114, subject to his compliance with such covenant. Mr. Backman’s retention RSUs originally granted in 2019 vested on their scheduled vesting date, March 1, 2021. All other RSUs and PSs originally granted in 2019 and 2020 were forfeited according to their terms upon final termination of Mr. Backman’s employment.

Separation with Mr. Blanchford

On October 11, 2021, the Company and Mr. Blanchford mutually agreed that the employment would cease effective October 15, 2021. The Company entered into a separation agreement with Mr. Blanchford, pursuant to which he will receive the following severance benefits under the terms of his agreement with the Company; in lieu of continuing salary and benefits during the requisite 6-month notice period and lump sum severance payment, all outstanding RSUs and PSAs would accelerate (at actual performance level for the PSA Tranches when the performance period was fulfilled and the performance level had been determined and at target level for those PSA Tranches when performance period was not yet fulfilled and performance had not yet been determined in the case of PSAs) and vest on October 15, 2021, with such RSUs and PSAs having a value on such date of $784,736 and $1,274,937, respectively. Pursuant to the separation agreement, the Company and Mr. Blanchford agreed that the non-competition covenant in his employment agreement would become operative during the 12 months immediately following his last day of employment, and the payment for such covenant would have  a maximum value of $336,629. Mr. Blanchford also received a lump sum payment for his accrued vacation days with a value of $22,658 and reimbursement of COBRA premiums for continuing medical and dental coverage with a value of $3,220.

Mr. Rode’s Agreement on Conditions due to Retirement

On April 14, 2021, Mr. Rodé provided notice of his intention to retire from his position as Executive Vice President Operations and the Company. The Company entered into an agreement on Conditions due to Retirement under which Mr. Rodé would step down as the Company’s Executive Vice President Operations with immediate effect but continue to provide services to the Company as a non-executive employee until his retirement date of January 2, 2022. In December 2021, the Company and Mr. Rodé agreed that he would not retire on January 2, 2022, as previously disclosed, and that he would continue to provide services to the Company due to the additional work related to the merger with SSW/Qualcomm. Mr. Rodé continues to receive salary and benefits according to his current employment agreement.

CEO Pay Ratio

Methodology

Our CEO pay ratio for 2021, our last completed fiscal year, is a reasonable estimate calculated in compliance with the requirements of Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported below should not be used as a basis for comparison between companies.

For the compensation year 2021, as disclosed in this Report we refer to the same “median employee” as we identified in 2019, as there were no significant changes that would impact the Company’s employee population, demographics or compensation arrangements. To identify the “median employee,” we took the following steps:

Step 1: We identified our active employee population as of October 31, 2019. Our active workforce on October 31, 2019, including our consolidated subsidiaries, had 7,674 employees in 12 countries throughout the world. Of that population, 974 were U.S. employees and 6,700 were non-U.S. employees.

We based our analysis on the entire population (other than the CEO) as opposed to statistical sampling. As a result, our identification of the median employee reflects our inclusion of all 7,674 of our 7,674 global full-time, part-time, temporary, and seasonal employees (other than the CEO) whose compensation is set by Veoneer and who were paid through Veoneer’s payroll employed and active as of October 31, 2019.

Step 2: We identified a consistently applied compensation measure which would provide a reasonable picture of the annual compensation of our employees. For our consistently applied compensation measure, we used “Actual Gross Taxable Compensation Reported Through Payroll”– a combination of salary/overtime (paid on an hourly, weekly, biweekly or monthly basis),a variety of other cash-based incentive pay (including bonuses and other types of production based pay typical for their respective positions), equity-based incentive and taxable benefits in kind received by the employees in our identified population.

Given our multiple payroll systems and diverse global workforce, we measured compensation for our employee population using the 10-month period starting on January 1, 2019 and ending on October 31, 2019 (which we refer to as our measurement period). Our workforce is paid in ten currencies throughout the world on at least 16 different payroll systems. For the purpose of this disclosure, we applied the local currency to U.S. dollar exchange rate as of October 31, 2021 to the compensation paid. We did not make any cost-of-living adjustments.

Step 3: We identified the “median employee” from our employee population by ranking our employees, excluding the CEO, high to low based on their actual gross taxable compensation earned over the measurement period.

Calculating the CEO Pay Ratio

Using the above methodology, we determined that our median employee was a full-time, salaried employee residing in Sweden. At the end of the year, we identified and calculated the elements of the median paid employee’s total compensation for the fiscal year 2021 in accordance with the requirements of the Summary Compensation Table, as disclosed below. For the purpose of this disclosure the amount has been converted from SEK to USD using the exchange rate 1 USD = 9.0437 SEK.
	Year	Salary $	Bonus $	Stock Awards $	Non-Equity Incentive plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
CEO	2021	1,718,707	1,000,000	1,185,169	1,724,070	-	759,437	6,387,383
Median employee	2021	46,672	-	-	-	-	3,449	50,121

Accordingly, our median employee’s 2021 total compensation was $50,121. Our CEO’s 2021 total compensation was $6,387,383, as reflected in the “Total” column in the Summary Compensation table. Therefore, our CEO’s total compensation compared to our median employees total compensation (the CEO Pay Ratio) is 127 to 1.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2021 for each person known by us to beneficially own more than 5% of our common stock, except where otherwise noted, and as of March 30, 2022 for (i) each of our directors; (ii) each of our named executive officers (as defined on page 12); and (iii) all of our directors, named executive officers and executive officers as a group. A person is deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days.
	Common Stock Beneficially Owned (1) (2)
Name of Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders
Cevian Capital II GP Limited (3) 11-15 Seaton Place, St. Helier, Jersey JE4 0QH, Channel Islands	10,676,924	9.52%
AMF Tjänstepension AB (4) Klara Södra Kyrkogata 18, SE-113 88, Stockholm, Sweden	11,252,960	10.03%
Fjarde AP Fonden (6) Regeringsgatan 28, SE-111 53, Stockholm, Sweden	10,190,913	9.09%
Alecta pensionsförsäkring, ömsesidigt (5) Regeringsgatan 107, SE-103 73, Stockholm, Sweden	10,061,200	8.97%
Directors and Named Executive Officers
Robert W. Alspaugh (7)	29,974	*
Mats Backman (8)	0	*
Art Blanchford (9)	0	*
Steven Jenkins	0	*
Matthias Bieler	0	*
Jan Carlson	274,759	*
Mark Durcan (7)	25,911	*
Ray Pekar	22,299	*
Steve Rodé (10)	36,669	*
James M. Ringler (7)	33,402	*
Kazuhiko Sakamoto (7)	29,718	*
Lars Sjöbring	31,021	*
Jonas Synnergren (7)	25,547	*
Wolfgang Ziebart (7)	27,691	*
All directors, named executive officers and executive officers as a group (20 individuals including those named above)	569,984	*
* Less than 1%
(1)
Based on 112,140,210 shares of the Company’s common stock outstanding as of March 30, 2022 except as noted below. The figures in the table and notes thereto represent beneficial ownership and sole voting and investment power except where indicated.

(2)
Includes restricted stock units that vested on February 16, 2022, restricted stock units that will vest in one installment on May 10, 2022, subject to the Non-employee director’s continued service on the vesting date, subject to certain exceptions, and shares individuals have the right to acquire upon exercise of options exercisable within 60 days, including: Jan Carlson – 43,959 shares, Thomas Jönsson -  5,656 shares, Ray Pekar – 7,729, and Steven Rodé – 4,279 shares.

(3)
The number of shares owned was provided by Cevian Capital II GP Limited (“Cevian”) pursuant to Amendment No. 1 to its Schedule 13G filed with the SEC on February 14, 2020, indicating beneficial ownership as of December 31, 2019. The total number of shares include 2,653,275 Swedish Depositary Receipts representing 2,653,275 shares of the Company’s common stock. Cevian reported sole power to vote and dispose of all such shares.

(4)
The number of shares owned was provided by AMF Tjänstepension AB, pursuant to Amendment No. 3 to its Schedule 13G filed with the SEC on February 2, 2022, indicating beneficial ownership as of December 31, 2021. AMF Tjänstepension AB reported sole power to vote and dispose of 8,285,000 shares and shared power to vote and dispose of 2,967,960 shares.

(5)
The number of shares owned was provided by Alecta pensionsförsäkring, ömsesidigt pursuant to Amendment No. 7 to its Schedule 13G filed with the SEC on February 7, 2022, indicating beneficial ownership as of December 31, 2021. Alecta pensionsförsäkring, ömsesidigt reported sole power to vote and dispose of all such shares.

(6)
The number of common shares owned was determined utilizing information provided by Fjärda AP-Fonden in its Schedule 13G filed with the SEC on June 7, 2019, indicating beneficial ownership as of December 31, 2019, its Form 13F filed with the SEC on August 12, 2021, indicating beneficial ownership as of June 30, 2021, and data obtained from Euroclear with respect to beneficial ownership of SDRs as of December 31, 2020.

(7)	Includes 5263 restricted stock units that will vest in one installment on May 10, 2022, subject to the Non-employee director’s continued service on the vesting date, subject to certain exceptions.
(8)	Mr. Backman resigned as the CFO of the Company effective March 1, 2021.
(9)	Mr. Blanchford resigned as the Executive Vice President, Sales & Business Development of the Company effective May 1, 2021.
(10)	Mr. Rodé resigned as the Executive Vice President, Operations of the Company effective May 1, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Board Independence

The Board has determined that all current directors except Mr. Carlson are independent directors under the applicable rules of the NYSE, the Sarbanes-Oxley Act of 2002, as amended, and the rules and regulations promulgated by the SEC. In making its independence determinations, the Board reviewed (i) information regarding relevant relationships, arrangements or transactions between the Company and each director or parties affiliated with such director, (ii) Company records and (iii) publicly available information.
Related Party Transactions

As a general matter, the Company prefers to avoid related person transactions (as defined below). We recognize that such transactions present a heightened risk of conflicts of interest and have adopted a written Related Person Transaction Reporting and Approval Policy to which all related-party transactions are subject. The Company recognizes, however, that certain related person transactions may not be inconsistent with the best interests of the Company and its stockholders. The Company’s policy is that all related person transactions must be reviewed and approved by the Audit Committee or, in certain circumstances, its Chairman.

As provided in the Related Person Transactions Policy, a “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) or change or amendment to an existing relationship, in which the Company (including any of its subsidiaries) was, is or will be a participant and in which any “Related Person” (as defined in the Related Person Transactions Policy) had, has or will have a direct or indirect interest. In determining whether to approve a related person transaction, the Audit Committee considers all of the known relevant facts and circumstances, including the benefit of the transaction to the Company, the terms of the agreement with the Related Person, the possible impact on a director’s independence, the availability of other sources for goods or services comparable to those provided by the Related Person, and any other information regarding the transaction or the Related Person that may be material.

Except as described below, the Company has not engaged in any material Related Person Transactions.

Cooperation Agreement with Cevian Capital II GP Limited

On May 24, 2018, the Company and Autoliv entered into a Cooperation Agreement (the “Cooperation Agreement”) with Cevian Capital II GP Limited (“Cevian”), pursuant to which Autoliv agreed to take action for Veoneer to appoint Mr. Synnergren, a partner of Cevian, to Veoneer’s Board following the Spin-off and Cevian agreed to certain standstill provisions. Veoneer agreed to nominate Mr. Synnergren or a replacement designee of Cevian at future annual meetings of Veoneer to elect directors, subject to the terms and conditions of the Cooperation Agreement.

The appointment of Mr. Synnergren (or a replacement designee of Cevian) to the Board and his inclusion on future slates of directors during the Standstill Period (defined below) was conditioned upon Cevian owning at least 8% of the outstanding shares of Autoliv common stock at the time of the Spin-off and, thereafter, at least 8% of the outstanding common stock of Veoneer. Mr. Synnergren agreed to offer his resignation from the Board if Cevian no longer owns at least 8% of the then-outstanding shares of common stock of Veoneer.

Under the terms of the Cooperation Agreement, Cevian agreed to certain standstill restrictions including restrictions on Cevian (i) acquiring more than 19.9% of the Company, (ii) soliciting or granting proxies to vote shares of the Company’s common stock, (iii) initiating stockholder proposals for consideration by the Company’s stockholders, (iv) nominating directors for election to the Company’s Board, (v) making public announcements or communications regarding a plan or proposal to the Company’s Board, including its management plans, and (vi) submitting proposals for or offers of certain extraordinary transactions involving the Company, in each case, subject to certain qualifications or exceptions.

The foregoing standstill restrictions will terminate automatically upon the earliest of (i) 30 days following the time Mr. Synnergren (or his replacement, as applicable) no longer serves on the Company’s Board, (ii) the fifth business day after Cevian delivers written notice to Autoliv and the Company of a material breach of the Cooperation Agreement by the Company if such breach is not cured within the notice period, (iii) the announcement by Veoneer of a definitive agreement with respect to certain transactions that would result in the acquisition by any person or group of more than 50% of the outstanding shares of the Company’s common stock, or (iv) the commencement of certain tender or exchange offers which if consummated would result in the acquisition by any person or group of more than 50% of the outstanding shares of the Company’s common stock (the “Standstill Period”). The Cooperation Agreement will terminate upon the expiration of the Standstill Period or any other date established by mutual written agreement of the parties.

Item 14.	Principal Accountant Fees and Services

Fees of Independent Auditors

Types of Fees (Dollars in millions, USD)	2021	2020
Audit Fees	$4.8	$5.6
Audit-Related Fees	$0.1	$0.1
Tax Fees	$0.1	$0.2
All Other Fees	-	-
Total	$5.0	$5.9
Percent of total that were Audit or Audit-Related	98%	97%

Audit Fees, Audit-Related Fees, and Tax Fees are calculated in accordance with Veoneer’s average exchange rates for 2020, as applicable.

Audit fees for the fiscal year ended December 31, 2021 relate to professional services provided by Ernst & Young AB, Stockholm, Sweden (PCAOB ID 1433) for the audit of the Company’s annual financial statements, including the review of the financial statements included in the Company’s Annual Report on Form 10-K for 2021.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted guidelines for the provision of audit and non-audit services by EY, including requiring Audit Committee pre-approval of any such audit and non-audit services. In developing these guidelines, the Audit Committee took into consideration the need to ensure the independence of EY while recognizing that EY may possess the expertise on certain matters that best positions it to provide the most effective and efficient services on certain matters unrelated to accounting and auditing. On balance, the Audit Committee will only pre-approve the services that it believes enhance the Company’s ability to manage or control risk. The Audit Committee was also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services and may determine, for each fiscal year, the appropriate ratio between the total amount of fees for audit, audit-related and tax services, and the total amount of fees for permissible non-audit services (excluding tax services). The guidelines provide for the pre-approval by the Audit Committee of described services to be performed, such as audit, audit-related, tax and other permissible non-audit services. Approval of audit and permitted non-audit services may also be made by the chairperson of the Committee, and the person granting such approval must report such approval to the Committee at the next scheduled meeting.

The Audit Committee has considered the audit, audit-related, tax and all other services discussed above, and additional information provided to the Company by EY and determined that the provision of these services is compatible with the independence of EY. The Audit Committee pre-approved all such services in 2021.

Part IV
Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Exhibits are filed as part of this report.

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
2.2
Agreement and Plan of Merger, dated as of July 22, 2021, among Veoneer, Inc., Magna International Inc. and 2486345 Delaware Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2021.****

2.3
Agreement and Plan of Merger, dated as of October 4, 2021, among Veoneer, Inc., Qualcomm Incorporated, SSW HoldCo LP and SSW Merger Sub Corp, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2021.****

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

4.3	Form of 4.00% Convertible Senior Note due 2024 (included in Exhibit 4.2), incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 29, 2019.
4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
104	Cover Page Interactive Data File (embedded within the inline XBRL document).

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022

VEONEER, INC.

(Registrant)

By: /s/ Ray Pekar
Ray Pekar
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)